Form 10-Q
period 2008-12-31
BigSky Productions, Inc.
filed 2009-02-17
CIK 1441362

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------
Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008
Commission File Number: 333-152955

BigSky Productions, Inc.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	7812	51-0670127
State of Incorporation	Primary Standard Industrial	I.R.S.
	Employer Classification	Identification No.
	Code Number #

204 Mescal Circle NW
Albuquerque, New Mexico 87105
Phone (505) 918-0290
(Address and Telephone Number of Issuer's Principal Executive Offices)

Ellis Martin
President and Chief Executive Officer
BigSky Productions, Inc.
204 Mescal Circle NW
Albuquerque, New Mexico 87105
Phone (505) 918-0290
(Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer 	Non-Accelerated Filer 
Accelerated Filer 	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   YES ☒   NO 

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.

   YES   NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of February 13, 2009, the registrant had 10,661,381 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

YES☐    NO☒

PART I - FINANCIAL INFORMATION - UNAUDITED

Item 1. - Balance Sheets as of December 31, 2008(unaudited) and March 31, 2008
- Statements of Operations for the three and nine months ended December 31, 2008 and the period of February 28, 2008 (inception) to December 31, 2008(unaudited)
- Statements of Cash Flows for the nine months ended December 31, 2008 and the period of February 28, 2008 (inception) to December 31, 2008(unaudited)
- Notes to Unaudited Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Plan of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4.  Controls and Procedures

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 1A.  Risk Factors
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibit and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

BIGSKY PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2008 and the
Period of February 28, 2008 (Inception) to December 31, 2008

BIGWSKY PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2008 and the
Period of February 28, 2008 (Inception) to December 31, 2008

BIGSKY PRODUCTIONS, INC.
(A Development Stage Company)
Balance Sheets

	December 31, 2008	March 31, 2008

	(unaudited)
ASSETS

Current assets
Cash	$500	$2,500
Prepaid Expenses	-	21,058

Total current assets	500	23,558

Total assets	$500	$23,558

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	-	-

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 10,661,381 issued and outstanding at December and March 31, 2008	10,661	10,661
Additional paid-in capital	12,897	12,897
Deficit accumulated during the development stage	(23,058)	-
Total stockholders' equity	500	23,558

Total liabilities and stockholders' equity	$500	$23,558

See accompanying notes to financial statements

BIGSKY PRODUCTIONS, INC.
(A Development Stage Company)
Statements of Operations (unaudited)

	Three months ended December 31, 2008	Nine months ended December 31, 2008	For the period from February 28, 2008 (inception) to December 31, 2008

Revenue	$-	$-	$-

Expenses
Professional fees	-	21,558	21,558
Other general and administrative	-	1,500	1,500
Total expenses	-	23,058	23,058

Net loss	$-	$(23,058)	$(23,058)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,661,381	10,661,381

See accompanying notes to financial statements

BIGSKY PRODUCTIONS, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
	Nine months ended December 31, 2008	For the period from February 28, 2008 (inception) to December 31, 2008

Cash flows from operating activities
Net loss	$(23,058)	$(23,058)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	21,058
Changes in operating assets and liabilities
Prepaid expenses	21,058	-
Net cash used in operating activities	(2,000)	(2,000)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from sale of stock	-	2,500
Net cash provided by financing activities	-	2,500

Increase (decrease) in cash	(2,000)	500

Cash at beginning of period	2,500	-

Cash at end of period	$500	$500

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 8,161,381 shares of common stock for professional and consulting services	$-	$21,058

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

BIGSKY PRODUCTIONS, INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three and Nine Months Ended December 31, 2008 and the
Period from February 28, 2008 (Inception) to December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements.  The results of operations for the period ended December 31, 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission.

Company History

BigSky was incorporated in the State of Nevada on February 28, 2008. BigSky's fiscal year end is June 30.  We are a development stage enterprise. Our principal office is located at 204 Mescal Circle NW, Albuquerque, New Mexico, www.big-sky productions.com.  Our telephone number is (505) 918-0290 and our e-mail contact is Sky@big-skyproductions.com

Business Development

To date, we have not commenced our planned principal operations and have no significant assets.  In order to continue as a going concern we must raise proceeds through our registered offering filed on Form S-1 with the Securities and Exchange Commission deemed effective December 23, 2008

To date, we have begun the development of our website.  The purpose of our website is to encourage the submission of short films and film trailers (less than 11 minutes) through which we will identify a story or concept that can be developed into a screenplay. We plan to accomplish this by making all submissions available for viewing to visitors of our website; whom will then be encouraged to vote for their favorite short film.  We plan to profit from this business activity by exclusively owning all right title, and interest in and to, the screenplay and any film derived from it. There can be no guarantee or assurance that we will be able to successfully accomplish one or all of these tasks in the future.

If and when we are able to accomplish the above tasks, in order to achieve and maintain profitability in the future we must produce commercially successful motion picture films based upon the screenplays.  Investors must be aware that we presently do not own any rights to low-budget, feature-length motion pictures or any other film, screenplay or other literary work.  Moreover, we do not have sufficient capital to independently finance our own productions. If we are unable to secure additional financing we would be unable to produce any films, in which case, we would be forced to suspend operations.  We have no plans, arrangements or contingencies in place in the event that we cease operations, in which case investors would likely lose their entire investment.

We have no operating history on which to base an evaluation of our business and prospects.  Prospective purchasers of our stock should be aware of the difficulties normally encountered by new film production companies and the high rate of failure of such enterprises.  These risks include without limitation the high probability that we will be unable to produce a commercially successful film.  If we are unable to profit from the production of motion pictures, our business will most likely fail and any investment made into our common stock would be lost.

Liquidity and Capital Resources

As of December 31, 2008, we have $500 of cash available.  We have no current liabilities.  From the date of inception (February 28, 2008) to December 31 , 2008 the Company has recorded a net loss of $23,058 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1,  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  We have not generated any revenues to date and as of December 31, 2008 we have not raised any proceeds from our 4,000,000 direct offering of common stock at $0.05 pursuant to our registered offering.

We require immediate additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. If we cannot secure additional funds our business will fail and any investment made into the Company would be lost in its entirety.

To date there is no public market for the Company’s common stock.  Management’s present objective is to focus efforts on raising funds through its registered offering and then obtaining quotation of the Company’s common stock on the Over-The-Counter Bulletin Board (OTCBB.)  There can be no guarantee or assurance that they will be successful in raising any funds at all; or obtaining a quotation of the common stock on the OTCBB.  Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

The Company does not plan any purchase of significant equipment in the next twelve months.

Employees

We currently have two employees, including our President.  We do not intend to hire any employees for the next 6 months.

Critical Accounting Policies

The preparation of  financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to bad debts, impairment of intangible assets and long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Act of 2002 Section 404 A which accomplishes the following:

  Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, being Ellis Martin. Good controls encourage efficiency, compliance with laws and regulations, and sound information, and seek to eliminate fraud and abuse.

  These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

  Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

   Internal controls are mechanisms that are there to help the Company manage risks to success.

  Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

 Control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of December 31, 2008, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quater ended December 31, 2008, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

•
The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

•	The Company has limited segregation of duties which is not consistent with good internal control procedures.

•
The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurer manual does not meet the requirements of the SEC or good internal control.

•	There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be addressed and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

 Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 1A. Risk Factors

There have been no material changes to the risks to our business described in our amended registration statement filed on Form S-1 with the SEC on December 16, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
31	Section 302 Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BigSky Productions, Inc.

Dated: February 13, 2009	/s/ Ellis Martin
Ellis Martin
Chief Executive Officer and
Chief Financial Officer