Form 10-Q
period 2009-05-12
BigSky Productions, Inc.
filed 2009-05-14
CIK 1441362

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------
Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009
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
Large oAccelerated Filer	Non-Accelerated oFiler
Accelerated oFiler	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   YES ☒   NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.

   YES ☐   NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of May 12, 2009, the registrant had 10,661,381 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

YES☐    NO☒

BIG SKY PRODUCTIONS, INC.

INDEX

PART I - FINANCIAL INFORMATION - UNAUDITED

BIGSKY PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unudited Financial Statements

For the Three and Nine Months Ended March 31, 2009, the Period of February 28, 2008 (Inception) to
March 31, 2008, and the Period of February 28, 2008 (Inception) to March 31, 2009

BIGSKY PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2009, the Period of February 28, 2008 (Inception) to
March 31, 2008, and the Period of February 28, 2008 (Inception) to March 31, 2009

TABLE OF CONTENTS

Page(s)
Balance Sheets as of March 31, 2009 and 2008	F-1

Statements of Operations for the three and nine months ended March 31, 2009, the period of February 28, 2008 (inception) to March 31, 2008 and the period of February 28, 2008 (inception) to March 31, 2009
F-2

Statements of Cash Flows for the nine months ended March 31, 2009, the period of February 28, 2008 (inception) to March 31, 2008 and the period of February 28, 2008 (inception) to March 31, 2009	F-3

Notes to Unaudited Financial Statements	F-4-5

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2009	June 30, 2008

	(Unaudited)
ASSETS

Current assets
Cash	$100	$500
Prepaid Expenses	-	21,058

Total current assets	100	21,558

Total assets	$100	$21,558

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$250	$-
Accrued interest	412	-
Shareholder loan	22,500	-
Total current liabilities	23,162	-

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 10,661,381 shares issued and outstanding at March 31, 2009 and 2008	10,661	10,661
Additional paid in capital	12,897	12,897
Deficit accumulated during the development stage	(46,620)	(2,000)
Total stockholders' (deficit) equity	(23,062)	21,558

Total liabilities and stockholders' (deficit) equity	$100	$21,558

See accompanying notes to financial statements

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Operations

	Three months ended March 31, 2009	From February 28, 2008 (inception) to March 31, 2008	Nine months ended March 31, 2009	From February 28, 2008 (inception) to March 31, 2008	From February 28, 2008 (inception) to March 31, 2009

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	21,150	1,500	44,208	1,500	45,708
Interest	412	-	412	-	412
Total expenses	21,562	1,500	44,620	1,500	46,120

Net loss	$(21,562)	$(1,500)	$(44,620)	$(1,500)	$(46,120)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	10,661,380	10,661,380	10,661,380	10,661,380

See accompanying notes to financial statements

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Cash Flows

	Nine months ended March 31, 2009	For the period from February 28, 2008 (inception) to March 31, 2008	For the period from February 28, 2008 (inception) to March 31, 2009

Cash flows from operating activities
Net loss	$(44,620)	$(1,500)	$(46,620)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	21,058	21,058
Changes in operating assets and liabilities
Prepaid expenses	21,058	(21,058)	-
Accounts payable	250	-	250
Accrued interest	412	-	412
Net cash used in operating activities	(22,900)	(1,500)	(24,900)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Shareholder loan	22,500	-	22,500
Proceeds from sale of stock	-	2,500	2,500
Net cash provided by financing activities	22,500	2,500	25,000

Net change in cash	(400)	1,000	100

Cash at beginning of period	500	-	-

Cash at end of period	$100	$1,000	$100

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 8,161,381 shares of common stock for professional and consulting services	$-	$21,058	$21,058

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BigSky Productions, Inc.
Note to Unaudited Financial Statements
For the Three and Nine Months Ended March 31, 2009, the
Period of February 28, 2008 (Inception) to
March 31, 2008, and the Period of February 28, 2008 (Inception) to March 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements as reported in Form S-1/A filed with the SEC on December 16, 2008.  The results of operations for the period ended December 31, 2009 are not necessarily indicative of the operating results for the full year.

The Company had previously incorrectly reported a March 31 year end in its notes to financial statements filed with the SEC. The Company’s year end is June 30.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

BigSky Productions, Inc.
Note to Unaudited Financial Statements
For the Three and Nine Months Ended March 31, 2009, the
Period of February 28, 2008 (Inception) to
March 31, 2008, and the Period of February 28, 2008 (Inception) to March 31, 2009

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

Liquidity and Capital Resources

As of March 31, 2008, we have $100 of cash available.  We have current liabilities, as of March 31, 2009 of $23,162.  From the date of inception (February 28, 2008) to March 31 , 2009, the Company has recorded a net loss of $46,620 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1,  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  We have not generated any revenues to date and as of March 31. 2009  we have not raised any proceeds from our 4,000,000 direct offering of common stock at $0.05 pursuant to our registered offering.

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

•
Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, being Ellis Martin. Good controls encourage efficiency, compliance with laws and regulations, and sound information, and seek to eliminate fraud and abuse.

•
These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

•	Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."
•	Internal controls are mechanisms that are there to help the Company manage risks to success.
•
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

As of March 31, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended March 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

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
•
The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedures manual does not meet the requirements of the SEC or good internal control.

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

BigSky Productions, Inc.

Dated: May 12, 2009	/s/ Ellis Martin
Ellis Martin
Chief Executive Officer and
Chief Financial Officer