Form 10-K
period 2009-06-30
BigSky Productions, Inc.
filed 2009-09-25
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

Commission File Number:  333-152955
_______________________________

BIGSKY PRODUCTIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	51-0670127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

204 Mescal Circle NW
Albuquerque, New Mexico 87105
(Address of principal executive offices, including zip code)

310.430.1388
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

As of September 25, 2009, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of September 25, 2009, the Registrant had outstanding 10,661,381 shares of common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

INDEX
BIGSKY PRODUCTIONS, INC.

PART I.

Cautionary Note

 Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

References in this Annual Report on Form 10-K to (i) the "Company,", "BigSky”  "we," "our," “BSPI,” and "us" refer to BigSky Productions, Inc.

ITEM 1.	BUSINESS

Company History

BigSky Productions, Inc. is a Nevada Corporation; incorporated on February 28, 2008. We are a development stage business and have not begun operations or generated any revenue to date. BSPI’s fiscal year end is June 30.

BigSky has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, BigSky has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.  BigSky has no subsidiaries or predecessors.

Since our inception, we have been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our services and identifying future sources of capital.

Our registration statement filed on Form S-1 was deemed effective on December 23, 2008.  As of the date of this report we have not sold any shares from this offering.

Currently, BSPI has three (3) Officers Ellis Martin (President/CEO/CFO), Mirza Santillan (Secretary/Treasurer) and Brett Whitelaw (Vice President).  The Company has two (2) Directors, Ellis Martin and Brett Whitelaw. To date, Mr. Martin has assumed the primary responsibility for all planning, development and operational duties, and will continue to do so throughout the beginning stages of the Company. On August 26, 2009, BigSky Productions, Inc. (the “Company”) appointed Douglas Brett Whitelaw (age 56) to serve as Director and as Vice President effective immediately. Since January 2000, Mr. Whitelaw has been an officer and director of Conquest Resources Limited, which trades on the TSX Venture exchange under the ticker symbol “CQR” where he heads up the corporate development and investor relations department.

Other than the Officers/Directors, there are no employees at the present time and there are no plans to hire employees during the next twelve months. Our principal office is located at 204 Mescal Circle NW, Albuquerque, New Mexico 87105.  Our telephone number is (310) 430-1388 and our e-mail contact is Sky@big-skyproductions.com.  We are currently developing our website which can be viewed at www.big-sky productions.com

Business Development

To date, we have not commenced our planned principal operations and have no significant assets.  In order to continue as a going concern we must raise proceeds through our registered offering filed on Form S-1 with the Securities and Exchange Commission deemed effective December 23, 2008.  We have begun the development of our website.  The purpose of our website will be to encourage the submission of short films and film trailers (less than 11 minutes) through which we will identify a story or concept that can be developed into a screenplay.

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

If and when we are able to accomplish the above tasks, in order to achieve and maintain profitability in the future we must produce commercially successful motion picture films based upon the screenplays.  Investors must be aware that we presently do not own any rights to low-budget, feature-length motion pictures or any other film, screenplay or other literary work.  Moreover, we do not have sufficient capital to independently finance our own productions. If we are unable to secure financing we would be unable to produce any films, in which case, we would be forced to suspend operations.

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

Compliance with Government Regulation

If and when BigSky begins operations the business may be subjected to governmental regulation and required to comply in the following areas:

Distribution Arrangements.  We intend to release our films in the United States through existing distribution companies, primarily independent distributors. We will retain the right for ourselves to market the films on a jurisdiction-by-jurisdiction basis throughout the rest of the world and to market television and other uses separately.  To the extent that we may engage in foreign distribution of our films, we will be subject to all of the governmental regulations of doing business abroad including, but not limited to, government censorship, exchange controls, and copying, and licensing or qualification.  At this point it is not possible to predict, with certainty, the nature of the distribution arrangements and extent of exact governmental regulations that may impact our business.

Intellectual Property Rights. Rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, including Canada.  These laws provide substantial civil and criminal penalties for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, artwork, and still photography are separately subject to copyright under most copyright laws. The results of such investigations may warrant legal action, by the owner of the rights, and, depending on the scope of the piracy, investigation by the Federal Bureau of Investigation and/or the Royal Canadian Mounted Police with the possibility of criminal prosecution.  Under the copyright laws of Canada and the United States, copyright in a motion picture is automatically secured when the work is created and "fixed" in a copy. We intend to register our films for copyright with both the Canadian Copyright Office and the United States Copyright Office.  Both offices will register claims to copyright and issue certificates of registration but neither will "grant" or "issue" copyrights.  Only the expression (camera work, dialogue, sounds, etc.) fixed in a motion picture can be protected under copyright. Registration with the appropriate office establishes a public record of the copyright claim.

Censorship. An industry trade association, the Motion Picture Association of America, assigns ratings for age group suitability for domestic theatrical distribution of motion pictures under the auspices of its Code and Rating Administration. The film distributor generally submits its film to the Code and Rating Administration for a rating. We plan to follow the practice of submitting our motion pictures for ratings.

Labor Laws.  Many of the screenplay writers, performers, directors and technical personnel in the entertainment industry who we intend to be involved in our productions are members of guilds or unions that bargain collectively on an industry-wide basis and may have state and governmental regulations that we must comply with.

Investors and security holders may obtain a free copy of the Annual Report on Form10-K and other documents filed by BSPI with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by BigSky with the SEC may also be obtained from BigSky Productions, Inc. by directing a request to:  Ellis Martin, President and Chief Executive Officer, 204 Mescal Circle NW, Albuquerque, New Mexico 87105.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not Applicable

ITEM 2.	PROPERTIES

Ellis Martin, officer and director, makes available his office located at 204 Mescal Circle NW, Albuquerque, New Mexico 87105 to the Company free of charge.  There are no arrangements by and between Mr. Martin and the Company for use of the office space.  The Company does not have exclusive use of this office space; Mr. Martin also utilizes this space for purposes other than those of the Company.

BigSky’s management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  BigSky does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS

BigSky Productions is not currently a party to any legal proceedings. The Company’s agent for service of process in Nevada is:  Genesis Corporate Development whose address is listed at 1500 Cliff Branch Drive, Henderson NV 89014.

BSPI’s officers and directors have not been convicted in a criminal proceeding nor have they been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.  The Company’s officers and directors have not been convicted of violating any federal or state securities or commodities law. There are no known pending legal or administrative proceedings against the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of date of this annual report the Company has 10,661,381 common shares issued and outstanding.  There is currently no market for BigSky’s common stock and there can be no assurance that a market will ever develop in the future.

Sales of Unregistered Securities. We have sold securities within the past three years without registering the securities under the Securities Act of 1933 on two separate occasions.

On February 29, 2008, BigSky issued 10,411,381 shares of Common stock to Ellis Martin for $2,250 in cash and $20,808 in services.  The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On February 29, 2008 BigSky issued 250,000 shares of Common stock to Mirza Santillan for $250. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Sales of Registered Securities.  None.
Issuer Purchases of Equity Securities. None during the Fiscal Year 2009.

Holders.  There are approximately two (2) holders of the Companies common stock.

Dividends. We did not declare or pay dividends during the Fiscal Year 2009 and do not anticipate declaring or paying dividends in fiscal year 2010.

Securities Authorized for Issuance under Equity Compensation Plans. The Company has no Equity Compensation Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of June 30, 2009

Revenues	$0

Operating Expenses	$(47,502)

Earnings (Loss)	$(47,502)

Total Assets	$10

Liabilities	$23,954

Shareholders’ Equity	$10

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of BigSky Productions, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Cautionary Statement

Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors.  The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2009.

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has net operating loss carryover to be used for reducing future year's taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from February 28, 2008 (Date of Inception) through June 30, 2009, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

LONG-LIVED ASSETS - In accordance with Financial Accounting Standards Board ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

RECENT ACCOUNTING PRONOUNCEMENTS - In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after June 30, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after June 30, 2008. Accordingly, any business combinations completed by the Company prior to January 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value.

The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. As of June 30, 2009, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", amendment of SFAS No. 133. SFAS 161applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after June 30, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of BigSky Productions, Inc.

Executive Overview

Fiscal Year 2009 the focus of the Company was primarily on preparing and filing the registration statement on Form S-1 in order to register 4,000,000 common shares to be sold as a direct offering to the public at a price of $0.05 per share to fund the anticipated business developments detailed herein and maintain the status of the Company as a reporting company as defined by the Securities and Exchange Commission.  As of the date of this annual report the Company has not sold any of the common stock through the offering.  Management indents to focus on raising additional funds for the first and second quarters.

 If the Company is unsuccessful in raising additional proceeds the business would likely fail and any investment made into the Company would be lost in its entirety.

Fiscal 2009

Liquidity. As of June 30, 2009, the Company had $10 of cash on hand.  The Company will be required to raise additional funds in order to continue its business.  Management plans to focus efforts on raising these required funds over the course of the next two quarters.   The Company has not generated any revenues.

Capital Resources. We will require significant amounts of working capital to begin our business operations described herein and to pay expenses relating to maintaining the status of a reporting company including legal, accounting and filing fees.  We currently have $10 of cash available.  In order to maintain our status as a going concern we must raise additional proceeds of $50,000 over the course of the next six months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $35,000 and $15,000 to cover administrative costs.  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising proceeds from the offering we have no assurance that future financing will be available to us on acceptable terms.

If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations.  The Company has not begun operations and to date has only been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our products and identifying future sources of capital.  There can be no guarantee that the business will ever begin operations or generate revenue and if it does a complete loss of any investment made into the Company would be realized.

Off-Balance Sheet Arrangements. None

Contractual Obligations. None

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There is no market for our common stock. We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies.  In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-2, immediately following the signature page of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
 None

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of BigSky Productions Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Ellis Martin. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective.  For details of the specific areas that management identified as problems leading to the ineffectiveness of control and procedures see “Management’s Annual Report on Internal Control over Financial Reporting” below.

BigSky plans to continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, BigSky will enhance and test our year-end financial close process. Additionally, BigSky’s audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of June 30, 2008 was not effective.

As of June 30, 2009 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ending June 30, 2009, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

           • Lack of Audit Committee and Outside Directors in the Company’s Board of Directors - We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• BigSky plans to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Background of Directors, Executive Officers, Promoters and Control Persons

Ellis Martin, Age 54: From 2000 to present, Mr. Martin has been the Executive Producer of The Opportunity Show and is the President and CEO of the parent corporation, Sol Media International Ltd.  Sol Media produces and airs syndicated financial and talk radio programs such as The Opportunity Show heard on radio stations across North America. Prior to this employment Mr. Martin has held a variety of broadcasting positions in California, New York and New Mexico.   He has been a member of the Hollywood Screen Actors Guild since 1990. He is a founding director of the New Mexico Film Industry Coalition, as well as the Southwest Playwright’s Laboratory.

Mirza Santillan, Age 31: Since 2008, Ms. Santillan has worked at Sol Media as the Director of Operations where she has been engaged in research, investigation and reporting in addition to her management role. During her tenure at Sol Media, she has assisted in the Company’s radio production of its syndicated national program, “The Opportunity Show.” As Director of Operations she has been responsible for management of the staff, scheduling guests and managing the financial needs of Sol Media. Prior to this employment, Ms. Santillan worked for the Law Offices of L. Edmund Kellogg as Office Manager and a paralegal. She is approved as a paralegal by the American Bar Association. She received her training at Pasadena City College.

There are no familial relationships among our officers or directors.  None of our directors or officers is a director in any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Corporate Governance

Code of Ethics. We have adopted a Code of Ethics for our principal executive and financial officer, Ellis Martin.  Our Code of Ethics is filed as an Exhibit to the registration statement filed on Form S-1 on August 12, 2008.

Nominating Committee. We have not established a Nominating Committee because of our limited operations; and because we have only one director/officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

 Audit Committee. We have has not established an Audit Committee because of our limited operations; and because we have only one director and two officers, we believe that we are able to effectively manage the issues normally considered by a Audit Committee

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table
Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Ellis Martin Director, CEO,CFO, President	2008	0	0	0	20,808	0	0	0
	2009	0	0	0	0	0	0	0

Mirza Santillan Secretary/Treasurer	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0

Notes:

1.
Mr. Martin and Ms. Santillan have obligations to entities other than BigSky.  We expect them to spend approximately 10 hours per week on our business affairs.  As of the date of this prospectus, BigSky is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

2.
There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the period ended June 30, 2009. Otherwise as detailed above, there has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ending June 30, 2009.  No compensation is anticipated within the next six months to any officer or director of the Company.

As of June 30, 2009 we have issued 10,411,381 shares of our common stock to Ellis Martin, the President and member of the board of director, in exchange for cash of $2,250 and services valued at $20,808.  Mr. Martin received 2,250,000 shares in exchange for $2,250 cash and 8,161,381 shares were issued for $20,808 in services. In February 2008, the Company issued 250,000 shares of our common stock to Mirza Santillan, the Secretary/Treasurer in exchange for $250.

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended June 30, 2009. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2008.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

BigSky did not grant any stock options to the executive officer during the most recent fiscal period ended June 30, 2009.  BigSky has also not granted any stock options to the officers or directors of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to BigSky to own more than 5% of the outstanding common stock as of June 30, 2009, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*
Common Stock	Ellis Martin 204 Mescal Circle NW Albuquerque, New Mexico 87105	10,411,381	97.66%
Common Stock	Mirza Santillan 204 Mescal Circle NW Albuquerque, New Mexico 87105	250,000	2.34%

*The percent of class is based on 10,661,381 shares of common stock issued and outstanding as of June 30, 2009.

Changes in Control. There are known arrangement known to the Company involving any pledge by any person of securities of the Company’s common stock to effective a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2009, there were no material transactions between the Company and any Officer, Director or related party and the Company described herein, none of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:
 -The Officers and Director;

-Any person proposed as a nominee for election as a director;

-Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

-Any relative or spouse of any of the foregoing persons who have the same house as such person.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of June 30, 2009 the Company has incurred auditing expenses of approximately $4,000 which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K./A

1.	Financial Statements

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BigSky Productions, Inc.

September 25, 2009

/s/ Ellis Martin
Ellis Martin                                       President, Principal Executive Officer,
                                                          Principal Financial Officer, and
                                                          Principal Accounting Officer
                                                          Director

/s/ Mirza Santillan
Mirza Santillan                                  Secretary/Treasurer

BIGSKY PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Audited Financial Statements

For the Year Ended June 30, 2009, the Period of February 28, 2008 (Inception) to

June 30, 2008, and the Period of February 28, 2008 (Inception) to June 30, 2009

BIGSKY PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Audited Financial Statements

For the Year Ended June 30, 2009, the Period of February 28, 2008 (Inception) to

June 30, 2008, and the Period of February 28, 2008 (Inception) to June 30, 2009

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BigSky Productions, Inc. (A Development Stage Company)
3130 Balfour Road, Suite 123
Brentwood, California 94513

We have audited the accompanying balance sheets of BigSky Productions, Inc. (A Development Stage Company) as of June 30, 2009 and 2008, and the related statements of income and changes in member’s equity, and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of BigSky Productions, Inc. (A Development Stage Company) as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company faces competition from existing companies with considerably more financial resources and business connections. In the event that Company fails to meet the anticipated levels of performance there is significant doubt that the Company will be able to meet the debt obligations related to the non public offering. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Blackwing Group, LLC
Issuing Office: Independence, MO
September 14, 2009

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Balance Sheets

	June 30,
	2009	2008
ASSETS

Current assets
Cash	$10	$500
Prepaid Expenses	-	21,058

Total current assets	10	21,558

Total assets	$10	$21,558

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$700	$-
Accrued interest	754	-
Shareholder loan	22,500	-
Total current liabilities	23,954	-

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 10,661,381 shares issued and outstanding at June 30, 2009 and 2008	10,661	10,661
Additional paid in capital	12,897	12,897
Deficit accumulated during the development stage	(47,502)	(2,000)
Total stockholders' (deficit) equity	(23,944)	21,558

Total liabilities and stockholders' (deficit) equity	$10	$21,558

See accompanying notes to financial statements

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Operations

	Year Ended June 30, 2008	From February 28, 2008 (inception) to June 30, 2008, 2008	From February 28, 2008 (inception) to June 30, 2009

Revenue	$-	$-	$-

Operating Expenses
Professional fees	44,658	1,500	46,158
General and administrative	90	500	590
Total operating expenses	44,748	2,000	46,748

Other expense
Interest expense	754	-	754
Total other expense	754	-	754

Net loss	$(45,502)	$(2,000)	$(47,502)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,661,380	10,661,380

See accompanying notes to financial statements

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, February 28, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash, $.001 per share	2,500,000	2,500	-	-	2,500
Common stock issued for services, $.0026 per share	8,161,381	8,161	12,897	-	21,058
Net loss, period ended June 30, 2008	-	-	-	(2,000)	(2,000)
Balance, June 30, 2008	10,661,381	10,661	12,897	(2,000)	21,558

Net loss, year ended June 30, 2009	-	-	-	(45,502)	(45,502)
Balance, June 30, 2009	10,661,381	$10,661	$12,897	$(47,502)	$(23,944)

See accompanying notes to financial statements

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Cash Flows

	Year Ended June 30, 2009	For the period from February 28, 2008 (inception) to June 30, 2008	For the period from February 28, 2008 (inception) to June 30, 2009

Cash flows from operating activities
Net loss	$(45,502)	$(2,000)	$(47,502)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	21,058	21,058
Changes in operating assets and liabilities
Prepaid expenses	21,058	(21,058)	-
Accounts payable	700	-	700
Accrued interest	754	-	754
Net cash used in operating activities	(22,990)	(2,000)	(24,990)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Shareholder loan	22,500	-	22,500
Proceeds from sale of stock	-	2,500	2,500
Net cash provided by financing activities	22,500	2,500	25,000

Net change in cash	(490)	500	10

Cash at beginning of period	500	-	-

Cash at end of period	$10	$500	$10

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 8,161,381 shares of common stock for professional and consulting services	$-	$21,058	$21,058

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BIGSKY PRODUCTIONS, INC.

(A Development Stage Enterprise)

Notes to Audited Financial Statements

For the Year Ended June 30, 2009, the Period of February 28, 2008 (Inception) to

June 30, 2008, and the Period of February 28, 2008 (Inception) to June 30, 2009

Note 1 – Nature of Business

BigSky Productions, Inc. was incorporated in the State of Nevada on February 28, 2008. BigSky Productions, Inc. is going to be developed as a producer of low-budget motion pictures.  The Company intends to use Canada as its primary area for producing these feature films.

We have not commenced business operations.  To date, our business activities have been limited to organizational matters, research of film scripts on which to acquire film rights, developing our website and the preparation and filing of the registration statement of which this prospectus is a part. The Company has elected a fiscal year end of June 30.

Note 2 – Summary of Significant Accounting Policies

Development Stage Enterprise

The Company has realized no revenues from its planned business purpose and, accordingly, is considered to be in its development stage as defined in SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market, and the raising of capital.

Cash

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.  The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  At June 30, 2009 and 2008, the Company had $10 and $500 in cash, respectively.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BIGSKY PRODUCTIONS, INC.

(A Development Stage Enterprise)

Notes to Audited Financial Statements

For the Year Ended June 30, 2009, the Period of February 28, 2008 (Inception) to

June 30, 2009, and the Period of February 28, 2008 (Inception) to June 30, 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carry forwards generated by sustaining deficits during the development stage.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are

Estimated Useful Lives
Furniture and Fixtures	5 - 10 years
Computer Equipment	3- 5 years
Vehicles	5 -10 years
For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.   At June 30, 2009 and 2008, the Company had no property and equipment.

Advertising Costs

Advertising and promotion costs are expensed as incurred.  The Company incurred no such expenses since inception.

Recent Accounting Pronouncements

In May of 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

BIGSKY PRODUCTIONS, INC.

(A Development Stage Enterprise)

Notes to Audited Financial Statements

For the Year Ended June 30, 2009, the Period of February 28, 2008 (Inception) to

June 30, 2009, and the Period of February 28, 2008 (Inception) to June 30, 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.  SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In March of 2008 FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

BIGSKY PRODUCTIONS, INC.

(A Development Stage Enterprise)

Notes to Audited Financial Statements

For the Year Ended June 30, 2009, the Period of February 28, 2008 (Inception) to

June 30, 2009, and the Period of February 28, 2008 (Inception) to June 30, 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

Also in December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  SFAS No. 141R has no effect on the Company’s financial reporting.

Note 3 – Stockholders’ Equity

On February 28, 2008, the Company was formed with one class of common stock, par value $0.001. The Company authorized 75,000,000 shares of common stock.

In February 2008, the Company issued 10,411,381 shares of common stock to its officer and director, Ellis Martin. This stock was issued to Mr. Martin in exchange for $2,250 cash and $21,058 of services to be rendered as the founder of the Company for a total consideration of $23,208.

In addition, 250,000 shares were issued on the same date to the Corporate Secretary, Mirza Santillan, in exchange for $250 dollars cash.

As of June 30, 2009 and 2008, there were 10,661,381 shares of common stock issued and outstanding.

BIGSKY PRODUCTIONS, INC.

(A Development Stage Enterprise)

Notes to Audited Financial Statements

For the Year Ended June 30, 2009, the Period of February 28, 2008 (Inception) to

June 30, 2009, and the Period of February 28, 2008 (Inception) to June 30, 2009

Note 4 – Going Concern

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred little activity since inception other than the issuance of stock for cash and services and professional fees. The Company is currently in the development stage, and there is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company's capital requirements will depend on many factors including the success of the Company's service development efforts. Management's plans include the marketing of their services and establishment of key management personnel to support the business plan.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Note 5 – Net Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” There are no potentially dilutive securities or derivative instruments outstanding as of June 30, 2009 or 2008.

Note 6 – Provision for Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At June 30, 2009, the Company had accumulated deficits during the development stage of $23,944 to offset future taxable income. The Company has established a valuation allowance equal to the full amount of the deferred tax assets approximating $7,981 due to the uncertainty of the utilization of the operating losses in future periods.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on April 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at June 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the year ended June 30, 2009 and the period of February 28, 2008 (inception) to June 30, 2008, the Company recognized no interest and penalties.  The Company had no accruals for tax related interest and penalties at June 30, 2009 and 2008.

BIGSKY PRODUCTIONS, INC.

(A Development Stage Enterprise)

Notes to Audited Financial Statements

For the Year Ended June 30, 2009, the Period of February 28, 2008 (Inception) to

June 30, 2009, and the Period of February 28, 2008 (Inception) to June 30, 2009

Note 7 – Shareholder Loan

On December 10, 2008, a shareholder advanced the Company $22,500 to pay for operating expenses incurred in the development stage. The loan carries a 6% interest rate and is due on demand and as such is included in current liabilities.

Note 8 – Subsequent Events

No events have occurred subsequent to the balance sheet date that would require disclosure herein.