Form 10-Q
period 2009-09-30
BigSky Productions, Inc.
filed 2009-11-23
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from to

Commission File number 333-152955

BIGSKY PRODUCTIONS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	51-0670127
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

204 Mescal Circle, NW Albuquerque, New Mexico 87105
(Address of principal executive offices)

310.430.1388
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system. .  Yes [  ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated        [   ]                                  Accelerated filer                   [   ]

Non-accelerated filer  [   ]
(Do not check if a small reporting company)     Small reporting company    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes [X]   No   [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 23, 2009: 10,661,381 common shares with a par value of $0.001 per share.

INDEX
		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheet as at September 30, 2009 and June 30, 2009	F-1

	Statement of Operations For the three months ended September 30, 2009 and 2008 and for the period February 28, 2008 (Date of Inception) to September 30, 2009	F-2

	Statement of Cash Flows For the three months ended September 30, 2009 and September 30, 2008 and for the period February 28, 2008 (Date of Inception) to September 30, 2009	F-3

	Notes to the Financial Statements.	F-4-8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	9

ITEM 4.	Controls and Procedures	9

PART 11.	OTHER INFORMATION	11

ITEM 1.	Legal Proceedings	11

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

ITEM 3.	Defaults Upon Senior Securities	11

ITEM 4.	Submission of Matters to a Vote of Security Holders	11

ITEM 5.	Other Information	11

ITEM 6.	Exhibits	11

	SIGNATURES.	13

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of  BigSky Productions, Inc. (a development stage company) at September 30, 2009 (with comparative figures as at June 30, 2009) and the statement of operations for the three months ended September 30, 2009 and September 2008 and for the period from February 28, 2008 (date of incorporation) to September 30, 2009, shareholders’ equity at September 30, 2009 and the statement of cash flows for the three months ended September 30, 2009 and September 30, 2008 and for the period from February 28, 2008 (date of incorporation) to September 30, 2009  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
September 30, 2009 and 2008

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
September 30, 2009 and 2008

CONTENTS

Page(s)
Balance Sheets as of September 30, 2009 and June 30, 2009	F-1

Statements of Operations for the three months ended September 30, 2009 and 2008 and the period of February 28, 2008 (Inception) to September 30, 2009	F-2

Statements of Cash Flows for the three months ended September 30, 2009 and 2008 and the period of February 28, 2008 (Inception) to September 30, 2009	F-3

Notes to the Financial Statements	F-4-8

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2009	June 30, 2009

	(Unaudited)
ASSETS

Current assets
Cash	$110	$10
Total current assets	110	10

Total assets	$110	$10

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$45,200	$700
Accrued interest	1,095	754
Shareholder loans	23,100	22,500
Total current liabilities	69,395	23,954

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized, 10,661,381 shares issued and outstanding at September 30, 2009 and June 30, 2009	10,661	10,661
Additional paid in capital	12,897	12,897
Deficit accumulated during the development stage	(92,843)	(47,502)
Total stockholders' deficit	(69,285)	(23,944)

Total liabilities and stockholders' deficit	$110	$10

See accompanying notes to financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)
			From February 28, 2008 (inception) to September 30, 2009

	Three months ended September 30,
	2009	2008

Revenue	$-	$-	$-

Operating Expenses
Professional fees	45,000	18,900	91,158
General and administrative	-	-	590
Total operating expenses	45,000	18,900	91,748

Other expense
Interest expense	341	-	1,095
Total other expense	341	-	1,095

Net loss	$(45,341)	$(18,900)	$(92,843)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,661,380	10,661,380

See accompanying notes to financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
			For the period from February 28, 2008 (inception) to September 30, 2009

	Three months ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(45,341)	$(18,900)	$(92,843)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	21,058
Changes in operating assets and liabilities
Accounts payable	44,500	18,500	45,200
Accrued interest	341	-	1,095
Net cash used in operating activities	(500)	(400)	(25,490)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Shareholder loan	600	-	23,100
Proceeds from sale of stock	-	-	2,500
Net cash provided by financing activities	600	-	25,600

Net change in cash	100	(400)	110

Cash at beginning of period	10	500	-

Cash at end of period	$110	$100	$110

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 8,161,381 shares of common stock for professional and consulting services	$-	$-	$21,058

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 September 30, 2009 and 2008
(Unaudited)

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements as reported in Form 10-K.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

Note 2 – Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2009 and June 30, 2009.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.  109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 September 30, 2009 and 2008
(Unaudited)

Note 2 - Significant Accounting Policies (continued)

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 September 30, 2009 and 2008
(Unaudited)

Note 2 - Significant Accounting Policies (continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 September 30, 2009 and 2008
(Unaudited)

Note 2 - Significant Accounting Policies (continued)

Recently Issued Standards

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 September 30, 2009 and 2008
(Unaudited)

Note 2 - Significant Accounting Policies (continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of BigSky Productions, Inc. (“BSPI”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

BSPI is a start-up, development Stage Company, incorporated in the State of Nevada on February 28, 2008 and with a fiscal year end of June 30.   We have no subsidiaries, affiliated companies or joint venture partners.

Since our inception, we have been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our services and identifying future sources of capital.

Our amendment to our registration statement filed on Form S-1 was deemed effective on October 9, 2009.  As of the date of this report we have not sold any shares from this offering.

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

Principal Office

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

Other information

As of September 30, 2009 BSPI had 10,661,381 shares outstanding.

 BSPI is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.  The shareholders may read and copy any material filed by BSPI with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which BSPI has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.

 Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of BSPI and the notes, which forms an integral part of the financial statements, which are attached hereto.

DESCRIPTION OF THE PROPERTY

We own no property.

Plan of Operation

We must raise cash to implement our business plan. We will require approximately $50,000 for the next twelve months in order to continue our proposed business.  We have liabilities of $69,395. We estimate that we will require $10,000 for reporting requirements (bookkeeping, accounting, and filing fees) this would leave the Company with $40,000 to expend towards the development of its proposed business.

Since incorporation, the Company has financed its operations through minimal initial capitalization and nominal business activity.  As of September 30, 2009 we had $110 of cash on hand.  We had total liabilities of $69,395 of which expenses were primarily related to costs associated with maintaining reporting company status with the Securities and Exchange Commission.  On September 30, 2009 BSPI filed a Post-Effective Amendment to the registration statement filed on Form S-1, extending the offering period of their registered offering by approximately six months.  The registration statement was deemed effective on October 9, 2009.

To date, the Company has not implemented its fully planned principal operations or strategic business plan. Presently, BSPI is attempting to secure sufficient monetary assets to increase operations.  BSPI cannot assure any investor that it will be able to enter into sufficient business operations adequate enough to insure continued operations.

The Company’s ability to commence operations is entirely dependent upon the proceeds from their registered offering.  If BSPI does not raise at least the minimum offering amount, it will be unable to establish a base of operations, without which it will be unable to begin to generate any revenues in the future.  If BSPI does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  BSPI cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

BSPI management does not expect to incur research and development costs within the next twelve months.

BSPI currently does not own any significant plant or equipment that it would seek to sell in the near future

The Company has not paid for expenses on behalf of any director.  Additionally, BSPI believes that this policy shall not materially change within the next twelve months.

Competitive Factors

 The motion picture industry is intensely competitive. Competition comes from companies within the same business and companies in other entertainment media that create alternative forms of entertainment.  The industry is currently evolving in such a way that certain multinational multimedia firms will be able to dominate this space because of their control over key film, magazine, and television content, as well as key network and cable outlets.  These organizations have numerous competitive advantages, such as the ability to acquire financing for their projects and to make favorable arrangements for the distribution of completed films.  All of our competitors will likely be organizations of substantially larger size and capacity, with far greater financial and personnel resources and longer operating histories, and may be better able to acquire properties, personnel and financing, and enter into more favorable distribution agreements. Our success will depend on public taste, which is both unpredictable and susceptible to rapid change.

As an independent film production company, we most likely will not have the backing of a major studio for production and distribution support. Consequently, we may not be able to complete a motion picture.

In order to be competitive, we intend to create independent motion pictures that may appeal to a wide range of public taste both in the United States and abroad.  Moreover, by producing our films in Canada we believe that we will be able to significantly reduce production costs, and thereby offer our films to distributors at competitive pricing.   Investors must be aware that at this time we have not produced any film and may not ever be successful in doing so in the future.

Regulations

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

Employees

BSPI management does not anticipate the need to hire employees over the next twelve (12) months.  Currently, the Company believes the services provided by its officer and director appears sufficient at this time.  Our officers and directors do not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no benefits available to any employee.

Investment Policies

BSPI does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by BSPI.   Presently BSPI does not have any excess funds to invest.

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at September 30, 2009, we had $110 cash on hand and liabilities of $69,395.  The Company will require cash injections of approximately $50,000 to enable the Company to meet its anticipated expenses over the next twelve months. Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on February 28, 2008 to September 30, 2009 of $92,843. We did not earn any revenues during the aforementioned period.

Critical Accounting Policies.   Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.  The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended business activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable business activity. As of September 30, 2009, we have not generated revenues, and have experienced negative cash flow from minimal activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on BSPI terms.

Trends.   We are a development stage business and have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  There can be no guarantee or assurance that management will be successful in developing the proposed business of the Company.  Investors must be aware that failure to do so would result in a complete loss of any investment made into the Company

Limited Operating History; Need for Additional Capital.  There is no historical financial information about us upon which to base an evaluation of our performance as a business. We are a development stage company and have not generated any revenues since our formation on February 28, 2008.  We require immediate additional capital in order to continue as a going concern.  If we are unable to secure approximately $50,000 of the course of the next twelve months our business will fail and any investment made into the Company would be lost in its entirety.

We cannot guarantee we will be successful in our business activities or in any activity that management directs the business.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

Results of Operations – Since inception to September 30, 2009.

For the three months ended September 30, 2009, we had a net loss of $45,341 compared to a net loss of $18.900 for the three months period ended September 30, 2008.

The losses were a result of the Company having no revenues for either of the periods. The expenses for these periods were related to professional fees and fees associated with maintaining reporting company status.  The Company had an accumulated loss since inception of $89,343.   We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses.

Balance Sheet as at September 30, 2009.  We had $110 of cash available as at September 30, 2009. Out total liabilities at September 30, 2009 was $69,395.  Total shares issued outstanding, as at September 30, 2009, was 10,661,381.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that constitute forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our estimates of raw material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital and (g) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended September 30, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Ellis Martin, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that these disclosure controls and procedures are not effective.  See below within this section “CONCLUSION” for specifics of why the controls and procedures were determined to be ineffective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See below within this section “CONCLUSION” for management’s plans relating to controls and procedures in the future.

CEO/CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this Amended Quarterly Report there are two separate forms of "Certifications" of the CEO/CFO, Ellis Martin.  The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).  This section of the Quarterly Report, which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CONCLUSION

In accordance with SEC requirements, the CEO/CFO note that, as of the quarter ended September 30, 2009 covered by this report, there were material weaknesses in our Internal Controls.

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

• Representative with Financial Expertise — For the period ending September 30, 2009, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• BigSky will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART 11 – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings to which BSPI or is a party or is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended June 30, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  (3)   Exhibits

The following exhibits are included as part of this report:

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Reports on Form 8-K
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIGSKY PRODUCTIONS, INC.
(Registrant)

Date: November 23, 2009	/S/ ELLIS MARTIN
Chief Executive Officer, President and Director Chief Financial Officer, Chief Accounting Officer, and Director