Form 10-Q
period 2009-12-31
BigSky Productions, Inc.
filed 2010-02-22
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  February 22, 2010: 10,661,381 common shares with a par value of $0.001 per share.

INDEX
		Page Number
PART 1.	FINANCIAL INFORMATION	4

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheet as at December 31, 2009 and June 30, 2009	F-1

	Statement of Operations For the three and six months ended December 31, 2009 and 2008 and for the period February 28, 2008 (Date of Inception) to December 31, 2009	F-2

	Statement of Cash Flows For the six months ended December 31, 2009 and 2008 and for the period February 28, 2008 (Date of Inception) to December 31, 2009	F-3

	Notes to the Financial Statements.	F-4-9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	9

ITEM 4.	Controls and Procedures	9

PART 11.	OTHER INFORMATION	11

ITEM 1.	Legal Proceedings	11

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

ITEM 3.	Defaults Upon Senior Securities	12

ITEM 4.	Submission of Matters to a Vote of Security Holders	12

ITEM 5.	Other Information	12

ITEM 6.	Exhibits	12

	SIGNATURES.	13

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of  BigSky Productions, Inc. (a development stage company) at December 31, 2009 (with comparative figures as at June 30, 2009) and the statement of operations for the three and six months ended December 31, 2009 and December 31, 2008 and for the period from February 28, 2008 (date of incorporation) to December 31, 2009, shareholders’ equity at December 31, 2009 and the statement of cash flows for the six months ended December 31, 2009 and December 31, 2008 and for the period from February 28, 2008 (date of incorporation) to December 31, 2009  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
December 31, 2009 and 2008

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
December 31, 2009 and 2008

CONTENTS

Page(s)
Balance Sheets as of December 31, 2009 and June 30, 2009	F-1

Statements of Operations for the three and six months ended December 31, 2009 and 2008 and the period of February 28, 2008 (Inception) to December 31, 2009	F-2

Statements of Cash Flows for the six months ended December 31, 2009 and 2008 and the period of February 28, 2008 (Inception) to December 31, 2009	F-3

Notes to the Financial Statements	F-4-9

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Balance Sheets (Unaudited)

	December 31, 2009	June 30, 2009

ASSETS

Current assets
Cash	$1,108	$10
Restricted cash	8,093
Prepaid expenses	2,685	-
Other current assets	2,022	-
Total current assets	13,908	10

Total assets	$13,908	$10

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$46,085	$700
Accrued interest	1,452	754
Deferred revenue	4,029	-
Shareholder loans	23,000	22,500
Total current liabilities	74,566	23,954

Stockholders' Deficit
Common stock subscribed	8,200	-
Common stock, $.001 par value; 75,000,000 shares authorized, 10,661,381 shares issued and outstanding at December 31 and June 30, 2009	10,661	10,661
Additional paid in capital	12,897	12,897
Deficit accumulated during the development stage	(92,416)	(47,502)
Total stockholders' deficit	(60,658)	(23,944)

Total liabilities and stockholders' deficit	$13,908	$10

See accompanying notes to financial statements

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

					From February 28, 2008 (inception) to December 31, 2009

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Revenue	$8,991	$-	$8,991	$-	$8,991
Cost of goods sold	4,991	-	4,991	-	4,991
Gross margin	4,000	-	4,000	-	4,000

Operating Expenses
Professional fees	1,585	-	46,585	21,558	92,743
General and administrative	1,632	-	1,632	1,500	2,222
Total operating expenses	3,217	-	48,217	23,058	94,965

Other expense
Interest expense	356	-	697	-	1,451
Total other expense	356	-	697	-	1,451

Net income (loss )	$427	$-	$(44,914)	$(23,058)	$(92,416)

Basic and diluted loss per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	10,661,381	10,661,381	10,661,381	10,661,381

See accompanying notes to financial statements

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Cash Flows
			For the period from February 28, 2008 (inception) to December 31, 2009

	Six months ended December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(44,914)	$(23,058)	$(92,416)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	21,058
Changes in operating assets and liabilities
Prepaid expenses	(2,685)	21,058	(2,685)
Other current assets	(2,022)	-	(2,022)
Accounts payable	45,385	-	46,085
Accrued interest	698	-	1,452
Deferred revenue	4,029	-	4,029
Net cash provided by (used in) operating activities	491	(2,000)	(24,499)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds of shareholder loan	660	-	23,160
Repayments of shareholder loans	(160)	-	(160)
Common stock subscriptions	8,200	-	8,200
Proceeds from sale of stock	-	-	2,500
Net cash provided by financing activities	8,700	-	33,700

Net change in cash	9,191	(2,000)	9,201

Cash at beginning of period	10	2,500	-

Cash at end of period	$9,201	$500	$9,201

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 8,161,381 shares of common stock for professional and consulting services	$-	$-	$21,058

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

Note 1 – Nature of Business

BigSky Productions, Inc. was incorporated in the State of Nevada on February 28, 2008. BigSky Productions, Inc. is developing a business plan as a producer of low-budget motion pictures.  The Company intends to use Canada as its primary area for producing these feature films.  To date, our business activities have been limited to organizational matters, reselling of advertising time, research of film scripts on which to acquire film rights, developing our website and the preparation and filing of the registration statement of which this prospectus is a part. The Company has elected a fiscal year end of June 30.

The Company currently has limited operations and, in accordance with ASC 915 “Development Stage Entities,” is considered an Development Stage Enterprise.  The Company has been in the development stage since its formation and has realized minimal revenues from its operations.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2009 or June 30, 2009.

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

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

Note 2 - Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2009.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2009 and June 30, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2009 and June 30, 2009.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

Note 2 - Significant Accounting Policies (continued)

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

Note 2 - Significant Accounting Policies (continued)

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.

The Company derives revenues from the sale of advertising space on its radio program “The Opportunity Show.” “The Opportunity Show” is a paid news magazine airing on select AM radio stations in the United States.  Clients and/or guests compensate the Company for time on this program to expose their business or stories to the listening audience.

Advertising contracts are structured to run for a time period between 30 and 90 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $8,991 and $4,029 as of and for the six months ended December 31, 2009.

Recent Accounting Pronouncements

Recently Implemented Standards

ASC 105, “Generally Accepted Accounting Principles” (ASC 105) (formerly Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162)” reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, “Subsequent Events” (ASC 855) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

Note 2 - Significant Accounting Policies (continued)

financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

The Company refers to FASB ASC 605-25 “Multiple Element Arrangements” in recognizing revenue from agreements with multiple deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.

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

Recently Issued Standards

In September 2009, the FASB issued ASC Update No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)” (ASC Update No. 2009-12). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

ASC Topic 810, “Consolidation” was amended in June 2009, by Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

Note 2 - Significant Accounting Policies (continued)
similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

Note 3 – Common Stock Subscriptions

During the six months ended December 31, 2009, the Company received subscriptions totaling $8,200 for 164,000 shares its common stock pursuant to its S-1/A registration statement filed with the SEC on December 16, 2008. The registration statement outlines a minimum offering of 1,000,000 shares at $0.05 per share for a total of $50,000. If the minimum raise is not met by March 31, 2010, funds will be returned to the potential investors.

Note 4 – Shareholder Loan

On December 10, 2008, a shareholder advanced the Company $22,500 to pay for operating expenses incurred in the development stage. The loan carries a 6% interest rate and is due on demand and as such is included in current liabilities.  An additional $500 was advanced prior to December 31, 2009.  As of December 31, 2009 and June 30, 2009, shareholder loans were $23,000 and 22,500, respectively, and accrued interest was $1,452 and $754, respectively.

Note 5 – Subsequent Events

From January 1, 2010 to February 19, 2010, the Company received additional subscriptions totaling $17,900 for 358,000 shares of its common stock. Total subscriptions received as of February 19, 2010 are $26,100 for 522,000 shares of common stock.

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

BSPI is a start-up, Development Stage Enterprise, incorporated in the State of Nevada on February 28, 2008 and with a fiscal year end of June 30.   We have no subsidiaries, affiliated companies or joint venture partners.

Since our inception, we have been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our services and identifying future sources of capital.

Within the past quarter we have engaged in minimal operations.  We have been involved with the productions of an AM radio show called "The Opportunity Show" whereby we sells radio airtime to customers whom tell their story with the hopes of attracting potential investors and/or partners.  The airtime is purchased from a third party radio airtime broker at a discount to the Company.  Through this activity we have generated revenues in the amount of $8,991 with a gross margin of approximately $4,000 and net income for the period of $544.  We cannot provide any assurance or guarantee that we will be able to continue generating revenues in the future quarters through this activity.  Potential investors must be aware if we are unable to raise additional funds through the sale of our common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

Our amendment to our registration statement filed on Form S-1 was deemed effective on October 9, 2009.  We plan to continue efforts to sell our common stock through this offering for the next two months.  Total subscriptions received as of February 20, 2010 are $26,100 for 522,000 shares of common stock.  The Company must sell the minimum of 1,000,000 common shares with total proceeds of $50,000 in order to have access to the funds.  Currently these funds are held in trust.  Pursuant to the Post-Effective Amendment, if the Company is unable to raise the minimum amount, all funds will be returned to the investors.  If the minimum amount is raised within approximately the next two months; then shares shall be issued to the subscribers, and funds will be available for corporate use by the Company.

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

Other information

As of December 31, 2009 BSPI had 10,661,381 shares outstanding.

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

DESCRIPTION OF THE PROPERTY

We own no property.

Plan of Operation

We must raise cash to implement our business plan. We will require approximately $50,000 for the next twelve months in order to continue our proposed business.  We have liabilities of $74,566. We estimate that we will require $10,000 for reporting requirements (bookkeeping, accounting, and filing fees) this would leave the Company with $40,000 to expend towards the development of its proposed business.

Since incorporation, the Company has financed its operations through minimal initial capitalization and nominal business activity.  As of December 31, 2009 we had $1,108 of cash on hand.  We had total liabilities of $74,566 of which expenses were primarily related to costs associated with maintaining reporting company status with the Securities and Exchange Commission.  On September 30, 2009 BSPI filed a Post-Effective Amendment to the registration statement filed on Form S-1, extending the offering period of their registered offering by approximately six months.  The registration statement was deemed effective on October 9, 2009.

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

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at December 31, 2009, we had $1,108 cash on hand and liabilities of $74,566.  The Company will require cash injections of approximately $50,000 to enable the Company to meet its anticipated expenses over the next twelve months. Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on February 28, 2008 to December 31, 2009 of $92,416. We did earned minimal revenues, approximately $8,991, from media marketing services during the aforementioned period.

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

Our intended business activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable business activity. As of December 31, 2009, we have earned $8,991 in revenues, and have experienced negative cash flow from minimal activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on BSPI terms.

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

Results of Operations – Since inception to December 31, 2009.

For the six months ended December 31, 2009, we had a net loss of $44,914 compared to a net loss of $23, 058 for the six months period ended December 31, 2008.

The losses were a result of the Company having no revenues for either of the periods in 2008 and minimal revenues in the 2009 periods. The expenses for these periods were related to professional fees and fees associated with maintaining reporting company status.  The Company had an accumulated loss since inception of $92,299.   We have generated minimal revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses.

Balance Sheet as at December 31, 2009.  We had $1,108 of cash available as at December 31, 2009. Our total liabilities at December 31, 2009 were $74,566.  Total shares issued outstanding, as at December 31, 2009, was 10,661,381.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the six months ended December 31, 2009.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See below within this section “CONCLUSION” for management’s plans relating to controls and procedures in the future.

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

CONCLUSION

In accordance with SEC requirements, the CEO/CFO note that, as of the quarter ended December 31, 2009 covered by this report, there were material weaknesses in our Internal Controls.

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

• Representative with Financial Expertise — For the period ending December 31, 2009, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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
Reports on Form 8-K
Form 8-K filed on November 11, 2009-Item 4.01 Changes in Registrant’s Certifying Accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIGSKY PRODUCTIONS, INC.
(Registrant)

Date: February 22, 2010	/S/ ELLIS MARTIN
Chief Executive Officer, President and Director Chief Financial Officer, Chief Accounting Officer, and Director