Form 10-Q
period 2010-03-31
BigSky Productions, Inc.
filed 2010-05-24
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  May 20, 2010: 10,661,381 common shares with a par value of $0.001 per share.

INDEX
		Page Number
PART 1.	Condensed FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements (unaudited)	4

	Condensed Balance Sheet as at March 31, 2009 and June 30, 2009	F-1

	Condensed Statement of Operations For the three and nine months ended March 31, 2010 and 2009 and for the period February 28, 2008 (Date of Inception) to March 31, 2010	F-2

	Condensed Statement of Cash Flows For the nine months ended March 31, 2010 and 2009 and for the period February 28, 2008 (Date of Inception) to March 31, 2010	F-3

	Notes to the Condensed Financial Statements.	F-4-9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	9

ITEM 4T.	Controls and Procedures	10

PART 11.	OTHER INFORMATION	11

ITEM 1.	Legal Proceedings	11

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

ITEM 3.	Defaults Upon Senior Securities	12

ITEM 4.	Submission of Matters to a Vote of Security Holders	12

ITEM 5.	Other Information	12

ITEM 6.	Exhibits	12

	SIGNATURES.	13

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed balance sheets of  BigSky Productions, Inc. (a development stage enterprise) at March 31, 2010 (with comparative figures as at June 30, 2009) and the statement of operations for the three and nine months ended March 31, 2010 and 2009 and for the period from February 28, 2008 (date of incorporation) to March 31, 2010, and the statement of cash flows for the nine months ended March 31, 2010 and 2009 and for the period from February 28, 2008 (date of incorporation) to March 31, 2010  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

BIGSKY PRODUCTIONS, INC.

(A Development Stage Enterprise)

Condensed Financial Statements

March 31, 2010

BIGSKY PRODUCTIONS, INC.

(A Development Stage Enterprise)

Condensed Financial Statements

March 31, 2010 and 2009

CONTENTS

Page(s)
Condensed Balance Sheets as of March 31, 2010 and June 30, 2009	F-1

Condensed Statements of Operations for the three and nine months ended March 31, 2010 and 2009 and the period of February 28, 2008 (Inception) to March 31, 2010	F-2

Condensed Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 and the period of February 28, 2008 (Inception) to March 31, 2010	F-3

Notes to the Condensed Financial Statements	F-4-9

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Balance Sheets (Unaudited)

	March 31, 2010	June 30, 2009

ASSETS

Current assets
Cash	$13,926	$10
Accounts receivable	440	-
Prepaid expenses	1,540	-
Other current assets	505	-
Total current assets	16,411	10

Total assets	$16,411	$10

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$26,953	$700
Accrued interest	1,818	754
Deferred revenue	2,464	-
Shareholder loans	23,000	22,500
Total current liabilities	54,235	23,954

Stockholders' Deficit
Common stock subscribed	53,317	-
Common stock, $0.001 par value; 75,000,000 shares authorized, 10,661,381 shares issued and outstanding at March 31, 2010 and June 30, 2009	10,661	10,661
Additional paid in capital	12,897	12,897
Deficit accumulated during the development stage	(114,699)	(47,502)
Total stockholders' deficit	(37,824)	(23,944)

Total liabilities and stockholders' deficit	$16,411	$10

See accompanying notes to financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Operations (Unaudited)

					From February 28, 2008 (inception) to March 31, 2010

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Revenue	$15,334	$-	$24,325	$-	$24,325
Cost of revenue	13,587	-	18,578	-	18,578
Gross margin	1,747	-	5,747	-	5,747

Operating Expenses
Professional fees	18,812	21,150	66,897	44,208	113,055
General and administrative	3,355	412	4,987	412	5,577
Total operating expenses	22,167	21,562	71,884	44,620	118,632

Other income (expense)
Interest income	3	-	3	-	3
Interest expense	(366)	-	(1,063)	-	(1,817)
Total other income (expense)	(363)	-	(1,060)	-	(1,814)

Net loss	$(20,783)	$(21,562)	$(67,197)	$(44,620)	$(114,699)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	10,661,381	10,661,381	10,661,381	10,661,381

See accompanying notes to financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
(Unaudited)
			For the period from February 28, 2008 (inception) to March 31, 2010

	Nine months ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(67,197)	$(44,620)	$(114,699)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	21,058
Changes in operating assets and liabilities
Accounts receivable	(440)	-	(440)
Prepaid expenses	(1,540)	21,058	(1,540)
Other current assets	(505)	-	(505)
Accounts payable	26,253	250	26,953
Accrued interest	1,064	412	1,818
Deferred revenue	2,464	-	2,464
Net cash used in operating activities	(39,901)	(22,900)	(64,891)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds of shareholder loan	920	22,500	23,420
Repayments of shareholder loans	(420)	-	(420)
Common stock subscriptions	53,317	-	53,317
Proceeds from sale of stock	-	-	2,500
Net cash provided by financing activities	53,817	22,500	78,817

Net change in cash	13,916	(400)	13,926
Cash at beginning of period	10	500	-
Cash at end of period	$13,926	$100	$13,926

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 8,161,381 shares of common stock for professional and consulting services	$-	$-	$21,058

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

Note 1 – Nature of Business

BigSky Productions, Inc. (the Company) was incorporated in the State of Nevada on February 28, 2008. BigSky Productions, Inc. is developing a business plan as a producer of low-budget motion pictures.  The Company intends to use Canada as its primary area for producing these feature films.  To date, our business activities have been limited to organizational matters, reselling of advertising time, research of film scripts on which to acquire film rights, developing our website and the preparation and filing of the registration statement of which this prospectus is a part. The Company has elected a fiscal year end of June 30.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 financial statements as reported in Form 10-K with the SEC on September 25, 2009.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year ended June 30, 2010.

The Company currently has limited operations and, in accordance with ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.  The Company has been in the development stage since its formation and has realized minimal revenues from its operations.

Note 2 – Significant Accounting Policies

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2010 or June 30, 2009.

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

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

Note 2 - Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2010.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2010 and June 30, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended March 31, 2010 and June 30, 2009.

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

Share Based Expenses (continued)

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

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

Note 2 - Significant Accounting Policies (continued)

Revenue Recognition (continued)

Advertising contracts are structured to run for a time period between 30 and 90 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $24,325 and $2,464 as of and for the nine months ended March 31, 2010.

Recently Implemented Standards

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Standards (continued)

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

Recently Issued Standards (continued)

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

Note 3 – Common Stock Subscriptions

During the nine months ended March 31, 2010, the Company received subscriptions totaling $53,317 for 1,066,340 shares its common stock pursuant to its S-1/A registration statement filed with the SEC on December 16, 2008. The registration statement outlines a minimum offering of 1,000,000 shares at $0.05 per share for a total of $50,000.

Note 4 – Shareholder Loan

On December 10, 2008, a shareholder advanced the Company $22,500 to pay for operating expenses incurred in the development stage. The loan carries a 6% interest rate and is due on demand and as such is included in current liabilities.  An additional $500 was advanced prior to March 31, 2010.  As of March 31, 2010 and June 30, 2009, shareholder loans were $23,000 and 22,500, respectively, and accrued interest was $1,818 and $754, respectively.

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

Within the past quarter we have engaged in minimal operations.  We have been involved with the productions of an AM radio show called "The Opportunity Show" whereby we sell radio airtime to customers who tell their story with the hopes of attracting potential investors and/or partners.  The airtime is purchased from a third party radio airtime broker at a discount to the Company.  Through this activity we have generated revenues in the amount of $24,325 with a gross margin of approximately $5,747 and net income (loss) for the period of ($67,197).  We cannot provide any assurance or guarantee that we will be able to continue generating revenues in the future quarters through this activity.  Potential investors must be aware if we are unable to raise additional funds through the sale of our common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

Our amendment to our registration statement filed on Form S-1 was deemed effective on October 9, 2009.  We plan to continue efforts to sell our common stock through this offering for the next month.  Total proceeds received as of May 20, 2010 are $53,317.  The Company has achieved the minimum of 1,000,000 common shares with total proceeds of $50,000 in order to have access to the funds as required in the prospectus.  These funds are now available for corporate use by the Company.

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

Other information

As of March  31, 2010 BSPI had 10,661,381 shares outstanding.

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

DESCRIPTION OF THE PROPERTY

We own no property.

Plan of Operation

We must raise cash to implement our business plan. We will require approximately $50,000 for the next twelve months in order to continue our proposed business.  We have liabilities of $54,235. We estimate that we will require $10,000 for reporting requirements (bookkeeping, accounting, and filing fees) this would leave the Company with $40,000 to expend towards the development of its proposed business.

Since incorporation, the Company has financed its operations through minimal initial capitalization and nominal business activity.  As of March 31, 2010 we had $13,926 of cash on hand.  We had total liabilities of $54,235 of which expenses were primarily related to costs associated with maintaining reporting company status with the Securities and Exchange Commission.

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

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at March 31, 2010, we had $13,926 cash on hand and liabilities of $54,235.  Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on February 28, 2008 to March 31, 2010 of $114,699. We did have minimal revenues for the three months ended 2010 of approximately $15,334 compared to $0 in 2009 for the same period. The revenue was the result of media marketing services during the aforementioned period.  There can be no guarantee or assurance we will continue having revenues from this service in the future.

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

Trends.   We are a development stage business and have generated minimal revenue and have bleak prospects of generating sufficient revenue in future quarters.  There can be no guarantee or assurance that management will be successful in developing the proposed business of the Company.  Investors must be aware that failure to do so would result in a complete loss of any investment made into the Company

Limited Operating History; Need for Additional Capital.  There is no historical financial information about us upon which to base an evaluation of our performance as a business. We are a development stage company and have not generated minimal revenues since our formation on February 28, 2008.  We require immediate additional capital in order to continue as a going concern.  If we are unable to secure approximately $50,000 of the course of the next three months our business will fail and any investment made into the Company would be lost in its entirety.

We cannot guarantee we will be successful in our business activities or in any activity that management directs the business.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

Results of Operations – Since inception to March 31, 2010.

For the nine months ended March 31, 2010, we had a net loss of $67,197 compared to a net loss of $44,620 for the nine months period ended March 31, 2009.

The losses were a result of the Company having minimal revenues for either of the periods in 2010 or 2009. The expenses for these periods were related to professional fees and fees associated with maintaining reporting company status.  The Company had an accumulated loss since inception of $114,699.   We have generated minimal revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses.

Balance Sheet as at March 31, 2010.  We had $13,926 of cash available as at March 31, 2010. Our total liabilities at March  31, 2010 were $54,235.  Total shares issued outstanding, as at March 31, 2010, was 10,661,381.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the nine months ended March 31, 2010.

ITEM 4T.  CONTROLS AND PROCEDURES

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See below within this section “CONCLUSION” for management’s plans relating to controls and procedures in the future.

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

CONCLUSION

In accordance with SEC requirements, the CEO/CFO note that, as of the quarter ended March 31, 2010 covered by this report, there were material weaknesses in our Internal Controls.

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

• Representative with Financial Expertise — For the period ending March 31, 2010, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

None

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
Reports on Form 8-K
Form 8-K/A filed on January 28, 2010-Item 4.01 Changes in Registrant’s Certifying Accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIGSKY PRODUCTIONS, INC.
(Registrant)

Date: May 20, 2010	/S/ ELLIS MARTIN
Chief Executive Officer, President and Director Chief Financial Officer, Chief Accounting Officer, and Director