Form 10-K
period 2010-06-30
BigSky Productions, Inc.
filed 2010-11-16
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

As of November 3, 2010, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of November 3, 2010, the Registrant had outstanding 12,063,381 shares of common stock, $0.001 par value, issued and outstanding.

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

References in this Annual Report on Form 10-K to (i) the "Company,", "BigSky”  "we," "our," “BSPI,” and "us" refer to BigSky Productions, Inc.

Explanatory Note

Restatement

The June 30, 2009 financial statements have been restated to properly reflect transactions related to activities of a former consultant.  In financial statements issued from March 31, 2009 through March 31, 2010, the Company had listed a shareholder loan payable for $22,500 ($23,000 after June 30, 2009) for services paid for on behalf of the Company.  The loan was listed due to a consultant that had never acquired shares in the Company.  The Company disavows any knowledge of the loan and that the loan did not exist and that several vendors listed never performed services for the Company.  The financial statements are restated to remove the misposted note payable and accrued interest that the Company shows never existed.

From June 2008 through November 2008, the Company advanced funds to the consultant for services rendered that were never recorded in the books and records of the Company.  Also, an officer of the Company had provided services for the Company and the invoice was not included in financial statements.  The financial statements are restated to include the transactions of the President of the Company.

The June 30, 2009 financial statements did not include a material invoice from the attorney who had prepared the S-1 filing, comment responses, post-effective amendments, and the first Form 10-Q in March 2009, all services provided prior to June 30, 2009.  The $35,000 invoice has been included in the accounts payable and income statements as of June 30, 2009.

The net effect on the revised statements for June 30, 2009 are:

Balance sheet:
	As Reported	Adjustments	As Restated
Prepaid expenses	$-	$500	$500
Accounts payable	700	35,000	35,700
Accrued interest	754	(754)	-
Shareholder loan	22,500	(22,500)	-
Shareholder loan	-	15,000	15,000
Accumulated Deficit	$(47,502)	$(26,246)	$(73,748)
Statement of Operations:
Professional fees	$44,658	$27,000	$71,658
Interest expense	754	(754)	-
Net loss	$(45,502)	$(26,246)	$(71,748)

ITEM 1.	BUSINESS

Company History

BigSky Productions, Inc.(“BSPI”) is a Nevada Corporation, incorporated on February 28, 2008. We are a development stage business and have generated only minimal revenue to date. BSPI’s fiscal year end is June 30.

BigSky has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, BigSky has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.  BigSky has no subsidiaries or predecessors.

Since our inception, we have been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our services and identifying future sources of capital is developing a business plan as a producer of low-budget motion pictures.  The Company intends to use Canada as its primary area for producing these feature films.  Within the past year we have engaged in minimal operations.  We have been involved with the productions of an AM radio show called "The Opportunity Show" now the “Ellis Martin Report” whereby we sell radio airtime to customers who tell their story with the hopes of attracting potential investors and/or partners.  The airtime is purchased from a third party radio airtime broker at a discount to the Company.  Through this activity we have generated revenues in the amount of $38,431with a gross margin of approximately $7,274 and net loss for the year end of ($44,551).  We cannot provide any assurance or guarantee that we will be able to continue generating revenues in the future years through this activity.  Potential investors must be aware if we are unable to raise additional funds through the sale of our common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

During the year ended June 30, 2010, the Company issued 1,070,000 shares of its common stock for $0.05 per share for total cash consideration of $53,500 pursuant to its S-1 registration statement filed with the SEC on December 16, 2008.  In the fourth quarter we submitted through a broker-dealer a 15c-211 application to the FINRA for quotation of our common stock on the Over-the-Counter Bulletin Board (OTCBB). As of the date of this filing we have not received clearance for the quotation of our common stock and there can be no guarantee or assurance we will in the future.

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

Our principal office is located at 204 Mescal Circle NW, Albuquerque, New Mexico 87105.  Our telephone number is 310.430.1388 and our e-mail contact is Sky@big-skyproductions.com.  We are currently developing our website which can be viewed at www.big-sky productions.com.

Business Development

We must raise cash to continue to implement our business plan. We will require approximately $100,000 for the next twelve months in order to continue our proposed business.  We have liabilities of $28,760. We estimate that we will require $10,000 for reporting requirements (bookkeeping, accounting, and filing fees) this would leave the Company with approximately $61,000 to expend towards the development of its proposed business.  Since incorporation, the Company has financed its operations through sale of its common stock and nominal business activity resulting in minimal revenues.  As of June 30, 2010 we had $1,233 of cash on hand.

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

Compliance with Government Regulation

If and when BigSky begins its planned motion picture operations the business may be subjected to governmental regulation and required to comply in the following areas:

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

BigSky Productions is not currently a party to any legal proceedings. The Company’s agent for service of process in Nevada is:  InCorp Services, Inc., 3155 East Patrick Lane, Suite 1, Las Vegas, NV 89120.  Phone 702-866-2500.

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

As of date of this annual report the Company has 12,063,381 common shares issued and outstanding.  There is currently no market for BigSky’s common stock and there can be no assurance that a market will ever develop in the future.

Sales of Unregistered Securities. We have sold securities within the past three years without registering the securities under the Securities Act of 1933 as follows:

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

In the fourth quarter of 2010 BigSky issued 232,000 share of Common stock to Jameson Capital, LLC for services rendered. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering

In the fourth quarter of 2010 BigSky issued 100,000 share of Common stock to Island Stock Transfer for services rendered. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering

Sales of Registered Securities.  During the year ended June 30, 2010, the Company issued 1,070,000 shares of its common stock for $0.05 per share for total cash consideration of $53,500 pursuant to its S-1registration statement filed with the SEC on December 16, 2008.

Issuer Purchases of Equity Securities. None during the Fiscal Year 2010.

Holders.  There are approximately fifty-three (53) holders of the Company’s common stock.

Dividends. We did not declare or pay dividends during the Fiscal Year 2010 and do not anticipate declaring or paying dividends in fiscal year 2011.

Securities Authorized for Issuance under Equity Compensation Plans. The Company has no Equity Compensation Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of June 30, 2010

Revenues	$38,431

Operating Expenses	$(51,828)

Earnings (Loss)	$(44,551)

Total Assets	$4,119

Liabilities	$28,760

Shareholders’ deficit	$(24,641)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of BigSky Productions, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2010.

Our critical accounting policies are as follows:

Stock Based Compensation.  ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities.

The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Recently Issued Accounting Standards

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on October 1, 2010.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of BigSky Productions, Inc.

Executive Overview

Fiscal Year 2010 the focus of the Company was primarily on raising proceeds through its registered offering whereby during the year ended June 30, 2010, the Company issued 1,070,000 shares of its common stock for $0.05 per share for total cash consideration of $53,500 pursuant to its S-1 registration statement filed with the SEC.  Management intends to focus on raising additional funds for the first and second quarters going forward.  In addition, the Company began generating nominal revenues with the productions of an AM radio show called "The Opportunity Show" (now the Ellis Martin Report) whereby we sold radio airtime to customers who tell their story with the hopes of attracting potential investors and/or partners.  The airtime was purchased from a third party radio airtime broker at a discount to the Company.  We cannot provide any assurance or guarantee that we will be able to continue generating revenues in the future quarters through this activity.  Potential investors must be aware if we are unable to raise additional funds through the sale of our common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

Fiscal 2010

Liquidity. As of June 30, 2010, the Company had $1,233 of cash on hand compared to $10 of cash at year end 2009.  This increase was primarily due to the proceeds received from the sale of our common stock.  The Company will be required to raise additional funds in order to continue its business.  Management plans to focus efforts on raising these required funds over the course of the next two quarters.   The Company has generated nominal revenues of $38,431.

Capital Resources. We will require significant amounts of working capital to continue our business operations described herein and to pay expenses relating to maintaining the status of a reporting company including legal, accounting and filing fees.  We currently have $1,233 of cash available.  In order to maintain our status as a going concern we must raise additional proceeds of $100,000 over the course of the next twelve months in order to cover current liabilities and expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $40,000 leaving approximately $60,000 to fund our business.

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

Results of Operations.  Since our inception, we have been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our services and identifying future sources of capital. Within the past two quarters we have engaged in minimal operations.  We have been involved with the productions of an AM radio show called "The Opportunity Show" (now the “Ellis Martin Report”) whereby we sell radio airtime to customers who tell their story with the hopes of attracting potential investors and/or partners.  The airtime is purchased from a third party radio airtime broker at a discount to the Company.  Through this activity we have generated revenues in the amount of $38,431with a gross margin of approximately $7,274-net loss for the year end of ($44,551).  We cannot provide any assurance or guarantee that we will be able to continue generating revenues in the future quarters through this activity.  Potential investors must be aware if we are unable to raise additional funds through the sale of our common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

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

The June 30, 2009 financial statements have been restated to properly reflect transactions related to activities of a former consultant.  In financial statements issued from March 31, 2009 through March 31, 2010, the Company had listed a shareholder loan payable for $22,500 ($23,000 after June 30, 2009) for services paid for on behalf of the Company.  The loan was listed due to a consultant that had never acquired shares in the Company.  The Company disavows any knowledge of the loan and that the loan did not exist and that several vendors listed never performed services for the Company.  The financial statements are restated to remove the misposted note payable and accrued interest that the Company shows never existed.

From June 2008 through November 2008, the Company advanced funds to the consultant for services rendered that were never recorded in the books and records of the Company.  Also, an officer of the Company had provided services for the Company and the invoice was not included in financial statements.  The financial statements are restated to include the transactions of the President of the Company.

The June 30, 2009 financial statements did not include a material invoice from the attorney who had prepared the S-1 filing, comment responses, post-effective amendments, and the first Form 10-Q in March 2009, all services provided prior to June 30, 2009.  The $35,000 invoice has been included in the accounts payable and income statements as of June 30, 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of June 30, 2010 was not effective.

As of June 30, 2010 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

• Representative with Financial Expertise — For the year ending June 30, 2010, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

           •  Audit Committee and Outside Directors in the Company’s Board of Directors – Until recently, we did not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.  The Company has appointed an outside director and formed an audit committee in order to enhance the establishment and review of internal controls and procedures.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

The changes in our internal control over financial reporting that occurred during our fiscal year ended June 30, 2010 that have materially affected our internal control over financial reporting was the appointment of Brett Whitelaw as an independent director and the establishment of the audit committee.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Background of Directors, Executive Officers, Promoters and Control Persons

Ellis Martin, Age 61: From 2000 to present, Mr. Martin has been the Executive Producer of The Opportunity Show (now the Ellis Martin Report) and is the President and CEO of the parent corporation, Sol Media International Ltd.  Sol Media produces and airs syndicated financial and talk radio programs such as The Opportunity Show heard on radio stations across North America. Prior to this employment Mr. Martin has held a variety of broadcasting positions in California, New York and New Mexico.   He has been a member of the Hollywood Screen Actors Guild since 1990. He is a founding director of the New Mexico Film Industry Coalition, as well as the Southwest Playwright’s Laboratory.

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

Douglas Brett Whitelaw, age 57: Since January 2000, Mr. Whitelaw has been an officer and director of Conquest Resources Limited, which trades on the TSX Venture exchange under the ticker symbol “CQR” where he heads up the corporate development and investor relations department

There are no familial relationships among our officers or directors.  None of our directors or officers is a director in any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company.

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

 Audit Committee. The Company has appointed an outside director and formed an audit committee in order to enhance the establishment and review of internal controls and procedures.  We believe that we are now able to effectively manage the issues normally considered by the Audit Committee.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table
Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Ellis Martin Director, CEO,CFO, President	2009	0	0	0	20,808	0	0	0
	2010	0	0	10,100	0	0	0	0

Mirza Santillan Secretary/Treasurer	2009	0	0	0	0	0	0	0
	2010	0	0	11,590	0	0	0	0

Douglas Brett Whitelaw Vice Pres./ Director	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0

Notes:

1.
Mr. Martin, Ms. Santillan and Mr. Whitelaw have obligations to entities other than BigSky.  We expect them to spend approximately 10 hours per week on our business affairs.  As of the date of this Form 10-K, BigSky is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

2.
There were cash payments paid to the executive officers for commissions and contract services rendered in all capacities to us for the period ended June 30, 2010. Otherwise as detailed above, there has been no other compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ending June 30, 2010.

Stock Option Grants

BigSky did not grant any stock options to the executive officer during the most recent fiscal period ended June 30, 2010.  BigSky has also not granted any stock options to the officers or directors of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to BigSky to own more than 5% of the outstanding common stock as of June 30, 2010, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*
Common Stock	Ellis Martin 204 Mescal Circle NW Albuquerque, New Mexico 87105	5,411,381	44.86%
Common Stock	Mirza Santillan 204 Mescal Circle NW Albuquerque, New Mexico 87105	250,000	2.07%
Common Stock	Douglas Brett Whitelaw 204 Mescal Circle NW Albuquerque, New Mexico 87105	5,000,000	41.45%

*The percent of class is based on 12,063,381 shares of common stock issued and outstanding as of June 30, 2010.

During the fiscal year 2010 Mr. Ellis Martin sold in a private placement transaction 5,000,000 common shares of stock to Mr. Douglas Brett Whitelaw.

Changes in Control. There are no arrangements known to the Company involving any pledge by any person of securities of the Company’s common stock to effective a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2010, other than detailed below, there were no material transactions between the Company and any Officer, Director or related party and the Company described herein, none of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

 -The Officers and Director (During the fiscal year 2010 Mr. Ellis Martin sold in a private placement transaction 5,000,000 common shares of stock to Mr. Douglas Brett Whitelaw.)

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

As of June 30, 2010 the Company has incurred auditing expenses of approximately $4,775.00.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION

23.1	Consent of Accountant

31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BIGSKY PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements

June 30, 2010 and 2009 (restated)

BIGSKY PRODUCTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements
June 30, 2010 and 2009 (restated)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
BigSky Productions, Inc.

We have audited the accompanying balance sheets of BigSky Productions, Inc. (A Development Stage Enterprise) as of June 30, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period February 28, 2008 (inception) through June 30, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BigSky Productions, Inc. (A Development Stage Enterprise) as of June 30, 2010 and 2009 and the results of its operations and cash flows for the years then ended and the period February 28, 2008 (inception) through June 30, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the financial statements, the June 30, 2009 financial statements have been restated to correct a misstatement.

Kyle L. Tingle, CPA, LLC

November 1, 2010
Las Vegas, Nevada

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Balance Sheets

	June 30,
	2010	2009
		(Restated)
ASSETS

Current assets
Cash	$1,233	$10
Accounts receivable	450	-
Officer receivable	1,240	-
Other current assets	1,196	500
Total current assets	4,119	510

Total assets	$4,119	$510

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$25,662	$35,700
Deferred revenue	3,098	-
Shareholder loan	-	15,000
Total current liabilities	28,760	50,700

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized, 12,063,381 and 10,661,381 shares issued and outstanding at June 30, 2010 and 2009	12,063	10,661
Additional paid in capital	81,595	12,897
Deficit accumulated during the development stage	(118,299)	(73,748)
Total stockholders' deficit	(24,641)	(50,190)

Total liabilities and stockholders' deficit	$4,119	$510

See accompanying notes to financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Operations

			From February 28, 2008 (inception) to June 30, 2010

	Year ended June 30,
	2010	2009
		(Restated)
Revenue	$38,431	$-	$38,431
Cost of revenue	31,157	-	31,157
Gross margin	7,274	-	7,274

Operating Expenses
Professional fees	41,940	71,658	115,598
General and administrative	9,888	90	9,978
Total operating expenses	51,828	71,748	125,576

Other income
Interest income	3	-	3
Total other income	3	-	3

Net loss	$(44,551)	$(71,748)	$(118,299)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	10,665,222	10,661,381

See accompanying notes to financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, February 28, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash, $.001 per share	2,500,000	2,500	-	-	2,500
Common stock issued for services, $.0026 per share	8,161,381	8,161	12,897	-	21,058
Net loss, period ended June 30, 2008	-	-	-	(2,000)	(2,000)
Balance, June 30, 2008	10,661,381	10,661	12,897	(2,000)	21,558

Net loss, year ended June 30, 2009	-	-	-	(71,748)	(71,748)
Balance, June 30, 2009	10,661,381	10,661	12,897	(73,748)	(50,190)

Common stock issued for cash	1,070,000	1,070	52,430	-	53,500
Common stock issued for services	332,000	332	16,268	-	16,600
Net loss, year ended June 30, 2010	-	-	-	(44,551)	(44,551)
Balance, June 30, 2010	12,063,381	$12,063	$81,595	$(118,299)	$(24,641)

See accompanying notes to financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period from February 28, 2008 (inception) to June 30, 2010

	Year ended June 30,
	2010	2009
		(Restated)
Cash flows from operating activities
Net loss	$(44,551)	$(71,748)	$(118,299)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	16,600	-	37,658
Changes in operating assets and liabilities
Accounts receivable	(450)	-	(450)
Officer receivable	(1,240)	-	(1,240)
Other current assets	(696)	24,558	(1,196)
Accounts payable	(10,038)	35,700	25,662
Deferred revenue	3,098	-	3,098
Net cash used in operating activities	(37,277)	(11,490)	(54,767)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Shareholder loan	(15,000)	11,000	-
Proceeds from sale of stock	53,500	-	56,000
Net cash provided by financing activities	38,500	11,000	56,000

Net change in cash	1,223	(490)	1,233
Cash at beginning of period	10	500	-
Cash at end of period	$1,233	$10	$1,233

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$16,600	$-	$37,658

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2010 and 2009 (restated)

Note 1 – Nature of Business

BigSky Productions, Inc. (the Company) was incorporated in the State of Nevada on February 28, 2008. BigSky Productions, Inc. is developing a business plan as a producer of low-budget motion pictures.  The Company intends to use Canada as its primary area for producing these feature films.  To date, our business activities have been limited to organizational matters, reselling of radio advertising time, research of film scripts on which to acquire film rights, developing our website and the preparation and filing of the statements with the Securities and Exchange Commission. The Company has elected a fiscal year end of June 30.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2010 or 2009.

Income taxes

The Company accounts for income taxes under FASB ASC 740 "Income Taxes." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)

Share Based Expenses

 ASC 718 "Compensation - Stock Compensation" which codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

Fiscal Year 2010 the focus of the Company was primarily on raising proceeds through its registered offering whereby during the year ended June 30, 2010, the Company issued 1,070,000 shares of its common stock for $0.05 per share for total cash consideration of $53,500 pursuant to its S-1 registration statement filed with the SEC.  Management intends to focus on raising additional funds for the first and second quarters going forward.  In addition, the Company began generating nominal revenues with the productions of an AM radio show called "The Opportunity Show" (now the Ellis Martin Report) whereby we sold radio airtime to customers who tell their story with the hopes of attracting potential investors and/or partners.  The airtime was purchased from a third party radio airtime broker at a discount to the Company.  We cannot provide any assurance or guarantee that we will be able to continue generating revenues in the future quarters through this activity.  Potential investors must be aware if we are unable to raise additional funds through the sale of our common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2010.

FASB ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2010 and June 30, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended June 30, 2010 and June 30, 2009.

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

Advertising contracts are structured to run for a time period between 30 and 90 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $38,431 and $3,098 of and for the year ended June 30, 2010.

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)

Recently Implemented Standards

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

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)

Recently Implemented Standards (continued)

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

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on October 1, 2010.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of BigSky Productions, Inc.

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2010 and 2009

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

On February 29, 2008, the Company issued 10,411,381 shares of common stock to its officer and director for $2,250 cash and $21,058 of services rendered for the Company.   Also, on February 29, 2008, 250,000 shares were issued to the Corporate Secretary for $250 cash.

During the year ended June 30, 2010, the Company issued 1,070,000 shares of its common stock for $0.05 per share for total cash consideration of $53,500 pursuant to its S-1/A registration statement filed with the SEC on December 16, 2008.

The Company issued 332,000 shares of its common stock valued at $.05 per share for business and legal services totaling $16,600.

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2010 or 2009 and since inception.  As of June 30, 2010 and 2009 and since inception, the Company had no dilutive potential common shares.

Note 4 – Income Taxes

 We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception.  When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended June 30, 2010 or 2009, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2010 and 2009

Note 4 – Income Taxes (continued)

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Changes in the net deferred tax assets consist of the following:

	2010	2009
Net operating loss carry forward	$41,405	$25,812
Valuation allowance	(41,405)	(25,812)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2010	2009	Since Inception
Tax at statutory rate (35%)	$15,593	$25,112	$41,405
Increase in valuation allowance	(15,593)	(25,112)	(41,405)
Net deferred tax asset	$-	$-	$-

The net federal operating loss carry forward will expire between 2028 and 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 – Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

The Company had received a loan from one of its shareholders totaling $15,000 during the year ended June 30, 2009 for the purposes of funding start up operations which was repaid in full during the year ended June 30, 2010. The loan was non-interest bearing and was due on demand and as such was included in current liabilities as of June 30, 2009. Imputed interest had been considered and was determined to be immaterial to the financial statements as a whole.

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2010 and 2009

Note 6 – Restatement

The June 30, 2009 financial statements have been restated to properly reflect transactions related to activities of a former consultant.  In financial statements issued from March 31, 2009 through March 31, 2010, the Company had listed a shareholder loan payable for $22,500 ($23,000 after June 30, 2009) for services paid for on behalf of the Company.  The loan was listed due to a consultant that had never acquired shares in the Company.  The Company disavows any knowledge of the loan, that the loan did not exist and that several vendors listed never performed services for the Company.  The financial statements are restated to remove the misposted note payable and accrued interest that the Company shows never existed.

From June 2008 through November 2008, the Company advanced funds to the consultant for services rendered that were never recorded in the books and records of the Company.  Also, an officer of the Company had provided services for the Company and the invoice was not included in the financial statements.  The financial statements are restated to include the transactions of the President of the Company.

The June 30, 2009 financial statements did not include a material invoice from the attorney who had prepared the S-1 filing, comment responses, post-effective amendments, and the first Form 10-Q in March 2009, all services provided prior to June 30, 2009.  The $35,000 invoice has been included in the accounts payable and income statements as of June 30, 2009.

The net effect on the revised statements for June 30, 2009 are:

Balance sheet:
	As Reported	Adjustments	As Restated
Prepaid expenses	$-	$500	$500
Accounts payable	700	35,000	35,700
Accrued interest	754	(754)	-
Shareholder loan	22,500	(22,500)	-
Shareholder loan	-	15,000	15,000
Accumulated Deficit	$(47,502)	$(26,246)	$(73,748)
Statement of Operations:
Professional fees	$44,658	$27,000	$71,658
Interest expense	754	(754)	-
Net loss	$(45,502)	$(26,246)	$(71,748)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BigSky Productions, Inc.

November 16, 2010

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