Form 10-Q
period 2010-09-30
BigSky Productions, Inc.
filed 2010-11-22
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 22, 2010: 12,063,381 common shares with a par value of $0.001 per share.

INDEX
		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	4

	Condensed Balance Sheet as at September 30, 2009 and June 30, 2010	F-1

	Condensed Statement of Operations For the three and nine months ended September 30, 2010 and 2009 and for the period February 28, 2008 (Date of Inception) to September 30, 2010	F-2

	Condensed Statement of Cash Flows For the three months ended September 30, 2010 and 2009 and for the period February 28, 2008 (Date of Inception) to September 30, 2010	F-3

	Notes to the Financial Statements.	F-4-6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	9

ITEM 4.	Controls and Procedures	9

PART 11.	OTHER INFORMATION	11

ITEM 1.	Legal Proceedings	11

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

ITEM 3.	Defaults Upon Senior Securities	11

ITEM 4.	Submission of Matters to a Vote of Security Holders	11

ITEM 5.	Other Information	11

ITEM 6.	Exhibits	12

	SIGNATURES.	13

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of  BigSky Productions, Inc. (a development stage company) at September 30, 2010 (with comparative figures as at June 30, 2010) and the condensed statement of operations for the three months ended September 30, 2010 and 2009 and for the period from February 28, 2008 (date of incorporation) to September 30, 2010, shareholders’ equity at September 30, 2010 and the condensed statement of cash flows for the three months ended September 30, 2010 and 2009 and for the period from February 28, 2008 (date of incorporation) to September 30, 2010  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The financial statements within this report reflect the restatement of the 2009 figures.  In financial statements issued from March 31, 2009 through March 31, 2010, the Company had incorrectly listed a shareholder loan payable for $22,500 ($23,000 after June 30, 2009).  The Company has established that the loan was never valid and should have never been posted within the financial records of the Company. The financial statements are restated to remove the erroneously posted note payable and associated accrued interest thereto.

Operating results for the quarter ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

BIGSKY PRODUCTIONS, INC.

(A Development Stage Enterprise)

Condensed Financial Statements

September 30, 2010 and 2009

(Unaudited)

BIGSKY PRODUCTIONS, INC.

(A Development Stage Enterprise)

Condensed Financial Statements

September 30, 2010 and 2009

(Unaudited)

CONTENTS

Page(s)
Condensed Balance Sheets as of September 30, 2010 and June 30, 2010	F-1

Condensed Statements of Operations for the three months ended September 30, 2010 and 2009 and the period of February 28, 2008 (Inception) to September 30, 2010	F-2

Condensed Statements of Cash Flows for the three months ended September 30, 2010 and 2009 and the period of February 28, 2008 (Inception) to September 30, 2010	F-3

Notes to the Condensed Financial Statements	F-4-6

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Balance Sheets

	September 30, 2010	June 30, 2010

	(Unaudited)
ASSETS

Current assets
Cash	$119	$1,233
Accounts receivable	500	450
Officer receivable	1,240	1,240
Other current assets	2,500	1,196
Total current assets	4,359	4,119

Total assets	$4,359	$4,119

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$25,804	$25,662
Deferred revenue	10,000	3,098
Total current liabilities	35,804	28,760

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized, 12,063,381 shares issued and outstanding	12,063	12,063
Additional paid in capital	81,595	81,595
Deficit accumulated during the development stage	(125,103)	(118,299)
Total stockholders' deficit	(31,445)	(24,641)

Total liabilities and stockholders' deficit	$4,359	$4,119

See accompanying notes to condensed financial statements

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Operations (Unaudited)

			From February 28, 2008 (inception) to September 30, 2010

	Three months ended September 30,
	2010	2009
		(Restated)
Revenue	$3,598	$-	$42,029
Cost of revenue	4,746	-	35,903
Gross margin	(1,148)	-	6,126

Operating Expenses
Professional fees	3,110	10,000	118,708
General and administrative	2,546	-	12,524
Total operating expenses	5,656	10,000	131,232

Other income
Interest income	-	-	3
Total other income	-	-	3

Net loss	$(6,804)	$(10,000)	$(125,103)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	12,063,381	10,661,380

See accompanying notes to condensed financial statements

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Cash Flows (Unaudited)

			For the period from February 28, 2008 (inception) to September 30, 2010

	Three months ended September 30,
	2010	2009
		(Restated)
Cash flows from operating activities
Net loss	$(6,804)	$(10,000)	$(125,103)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	37,658
Changes in operating assets and liabilities
Accounts receivable	(50)		(500)
Prepaid expenses	-	500	-
Officer receivable	-		(1,240)
Other current asset	(1,304)		(2,500)
Accounts payable	142	9,500	25,804
Deferred revenue	6,902		10,000
Net cash used in operating activities	(1,114)	-	(55,881)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Shareholder loan	-	100	-
Proceeds from sale of stock	-	-	56,000
Net cash provided by financing activities	-	100	56,000

Net change in cash	(1,114)	100	119
Cash at beginning of period	1,233	10	-
Cash at end of period	$119	$110	$119

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$37,658

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to condensed financial statements

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim period is not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended June 30, 2010 included in its Annual Report on Form 10-K.

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

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements

Note 2 - Significant Accounting Policies (continued)

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

Advertising contracts are structured to run for a time period between 30 and 90 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $3,598 and $10,000 as of and for the three months ended September 30, 2010.

Note 3 – Restatement

The September 30, 2009 financial statements have been restated to properly reflect transactions related to activities of a former consultant.  In financial statements issued from March 31, 2009 through March 31, 2010, the Company had listed a shareholder loan payable for $22,500 ($23,000 after June 30, 2009) for services paid for on behalf of the Company.  The loan was listed due to a consultant that had never acquired shares in the Company.  The Company disavows any knowledge of the loan, that the loan did not exist and that several vendors listed never performed services for the Company.  The financial statements are restated to remove the misposted note payable and accrued interest that the Company shows never existed.

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

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements

Note 3 - Restatement (continued)

The September 30, 2009 financial statements included a material invoice from the attorney who had prepared the S-1 filing, comment responses, post-effective amendments, and the first Form 10-Q in March 2009, all services provided prior to June 30, 2009.  The $35,000 invoice had been included in the accounts payable and income statements as of September 30, 2009 but should have been included in the June 2009 financial statements. The June 2009 financial statements have been restated to reflect this correction which has adjusted the statement of operations for the three months ended September 30, 2009.

The net effect on the revised statement of operations for September 30, 2009 are:

	As Reported	Adjustments	As Restated
Statement of operations:
Professional fees	$45,000	$(35,000)	$10,000
Interest expense	341	(341)	-
Net loss	(45,341)	35,341	(10,000)

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

Since our inception, we have been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our services and identifying future sources of capital is developing a business plan as a producer of low-budget motion pictures.  The Company intends to use Canada as its primary area for producing these feature films.  Within the past year we have engaged in minimal operations.  We have been involved with the productions of an AM radio show called “Ellis Martin Report” whereby we sell radio airtime to customers who tell their story with the hopes of attracting potential investors and/or partners.  The airtime is purchased from a third party radio airtime broker at a discount to the Company.  Since inception, through this activity we have generated revenues in the amount of $42,029 with a gross margin of approximately $6,126with a net loss since inception of ($125,103).  We cannot provide any assurance or guarantee that we will be able to continue generating revenues in the future years through this activity and become profitable.  Potential investors must be aware if we are unable to raise additional funds in the next three to six months and/or generate sufficient revenues, any investment made into the Company would be lost in its entirety.

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

Other information

As of September 30, 2010 BSPI had 12,063,381 shares outstanding.

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

DESCRIPTION OF THE PROPERTY

We own no property.

Plan of Operation

We must raise cash to implement our business plan. We will require approximately $100,000 for the next nine months in order to continue our proposed business.  We have liabilities of $35,804. We estimate that we will require $12,000 for reporting requirements (bookkeeping, accounting, and filing fees) for the remainder of  our fiscal year (which ends June 30) leaving the Company with approximately $52,000 to expend towards the development of its business.

Since incorporation, the Company has financed its operations through minimal initial capitalization, sale of its common stock, and nominal business activity.  As of September 30, 2010 we had $119 of cash on hand.  We had total liabilities of $35,804.  The Company has not implemented its fully planned principal operations or strategic business plan. Presently, BSPI is attempting to secure sufficient monetary assets to increase operations.  BSPI cannot assure any investor that it will be able to enter into sufficient business operations adequate enough to insure continued operations.  If BSPI does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  BSPI cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

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

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at September 30, 2010, we had $119 cash on hand and liabilities of $35,804.  Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on February 28, 2008 to September 30, 2010 of ($125,103). We did have minimal revenues for the three months ended September 30 2010 of approximately $3,598 compared to $0 in 2009 for the same period. The revenue was the result of media marketing services during the aforementioned period.  There can be no guarantee or assurance we will continue having revenues from this service in the future.

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

Trends.   We are a development stage business and have generated minimal revenue and have bleak prospects of generating sufficient revenue in future quarters.  There can be no guarantee or assurance that management will be successful in developing the proposed business of the Company.  Investors must be aware that failure to do so would result in a complete loss of any investment made into the Company

Limited Operating History; Need for Additional Capital.  There is minimal historical financial information about us upon which to base an evaluation of our performance as a business. We are a development stage company and have only generated minimal revenues since our formation on February 28, 2008.  We require immediate additional capital in order to continue as a going concern.  If we are unable to secure at a minimum approximately $15,000 over  the course of the next three months our business would be in jeopardy of failing, and if we fail, any investment made into the Company would be lost in its entirety.

We cannot guarantee we will be successful in our business activities or in any activity that management directs the business.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

Results of Operations – September 30, 2010.

For the three months ended September 30, 2010, we had a net loss of $6,804 compared to a net loss of $10,000 for the three months period ended September 30, 2009.

The losses were a result of the Company having minimal revenues for either of the periods in 2010 or 2009. The expenses for these periods were related to professional fees and fees associated with maintaining reporting company status and purchase of “air time” for the Ellis Martin Report broadcast.  The Company had an accumulated loss since inception of $125,103.

Balance Sheet as at September 30, 2010.  We had $119 of cash available as at September 30, 2010. Our total liabilities at September 30, 2010 were $35,804  Total shares issued outstanding, as at September 30, 2010, was 12,063,381.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended September 30, 2010.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See below within this section “CONCLUSION” for management’s plans relating to controls and procedures in the future.

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

CONCLUSION

In accordance with SEC requirements, the CEO/CFO note that, as of the quarter ended September 30, 2010 covered by this report, there were material weaknesses in our Internal Controls.

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

• Representative with Financial Expertise — For the period ending September 30, 2010, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• Since the last report BigSky has created an audit committee, furthermore, we plan to continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

BIGSKY PRODUCTIONS, INC.
(Registrant)

Date: November 22, 2010	/S/ ELLIS MARTIN
Chief Executive Officer, President and Director Chief Financial Officer, Chief Accounting Officer, and Director