Form 10-Q
period 2010-12-31
Big Sky Productions, Inc.
filed 2011-02-22
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission File No.  000-54000

BIG SKY PRODUCTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0410480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12021 Wilshire Blvd. #234, Los Angeles, California  90025
(Address of principal executive offices)   (zip code)

310-430-1388
(Registrant’s telephone number, including area code)

204 Mescal Circle, NW, Albuquerque, New Mexico 87105
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
 Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes [  ]  No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [X]  No [  ]

i

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of February 16, 2011, there were 12,063,381 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Condensed Financial Statements
December 31, 2010 and 2009
(Unaudited)

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Condensed Financial Statements
December 31, 2010 and 2009

CONTENTS

Page(s)
Condensed Balance Sheets as of December 31, 2010 and June 30, 2010	F-1

Condensed Statements of Operations for the three and six months ended December 31, 2010 and 2009 and the period of February 28, 2008 (Inception) to December 31, 2010	F-2

Condensed Statements of Cash Flows for the six months ended December 31, 2010 and 2009 and the period of February 28, 2008 (Inception) to December 31, 2010	F-3

Notes to the Condensed Financial Statements	F-4-8

BIG SKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Balance Sheets (Unaudited)

	December 31, 2010	June 30, 2010

ASSETS

Current assets
Cash	$3,815	$1,233
Accounts receivable	500	450
Officer receivable (Note 6)	1,240	1,240
Other current assets (Note 6)	8,298	1,196
Total current assets	13,853	4,119

Total assets	$13,853	$4,119

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$23,384	$25,662
Related party payable (Note 6)	1,500	-
Deferred revenue	33,473	3,098
Total current liabilities	58,357	28,760

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized, 12,063,381 shares issued and outstanding	12,063	12,063
Additional paid in capital	81,595	81,595
Deficit accumulated during the development stage	(138,162)	(118,299)
Total stockholders' deficit	(44,504)	(24,641)

Total liabilities and stockholders' deficit	$13,853	$4,119

See accompanying notes to financial statements

BIG SKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Operations (Unaudited)

					From February 28, 2008 (inception) to December 31, 2010

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
		(Restated)		(Restated)	(Restated)
Revenue	$14,827	$8,991	$18,425	$8,991	$56,856
Cost of revenue	8,967	4,991	13,713	4,991	44,870
Gross margin	5,860	4,000	4,712	4,000	11,986

Operating Expenses
Professional fees	15,244	3,085	18,354	13,085	133,952
General and administrative	3,675	1,632	6,221	1,632	16,199
Total operating expenses	18,919	4,717	24,575	14,717	150,151

Other income
Interest income	-	-	-	-	3
Total other income	-	-	-	-	3

Net loss	$(13,059)	$(717)	$(19,863)	$(10,717)	$(138,162)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	12,063,381	10,661,381	12,063,381	10,661,380

See accompanying notes to financial statements

BIG SKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Cash Flows (Unaudited)

			For the period from February 28, 2008 (inception) to December 31, 2010

	Six months ended December 31,
	2010	2009
		(Restated)	(Restated)
Cash flows from operating activities
Net loss	$(19,863)	$(10,717)	$(138,162)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	37,658
Changes in operating assets and liabilities
Accounts receivable	(50)	-	(500)
Prepaid expenses	-	200	-
Officer receivable	-	(2,385)	(1,240)
Other current assets	(7,102)	(2,022)	(8,298)
Accounts payable	(2,278)	11,886	23,384
Deferred revenue	30,375	4,029	33,473
Net cash provided by (used in) operating activities	1,082	991	(53,685)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Shareholder loan	1,500	-	1,500
Proceeds from sale of stock	-	8,200	56,000
Net cash provided by financing activities	1,500	8,200	57,500

Net change in cash	2,582	9,191	3,815
Cash at beginning of period	1,233	10	-
Cash at end of period	$3,815	$9,201	$3,815

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$37,658

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements

Note 1 – Nature of Business

Big Sky Productions, Inc. (the “Company”) was incorporated in the State of Nevada on February 28, 2008. Big Sky Productions, Inc. is developing a business plan as a producer of radio advertisements for small businesses.   To date, our business activities have been limited to organizational matters, reselling of advertising time, developing our website and the preparation and filing of the registration statement. The Company has elected a fiscal year end of June 30.

The Company currently has limited operations and, in accordance with ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.  The Company has been in the development stage since its formation and has realized minimal revenues from its operations.

Note 2  - Basis of Presentation:

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature.  These financial statements should be read in conjunction with the Company audited financial statements and notes thereto for the year ended June 30, 2010, included in the Company' s Annual Report on Form 10-K, filed November 16, 2010, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Note 3 – Significant Accounting Policies

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2010 or June 30, 2010.

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements

Note 3 - Significant Accounting Policies (continued)

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, accounts receivable, officer receivable, related party payable and accounts payable. The fair value of accounts receivable, officer receivable, accounts payable and related party payable approximate the financial statement carrying amounts due to the short-term maturities of these instruments.

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

The Company’s cash was measured using level I inputs.

Earnings (Loss) Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings (loss) per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements

Note 3 - Significant Accounting Policies (continued)

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

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements

Note 3 - Significant Accounting Policies (continued)

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

Advertising contracts are structured to run for a time period between 30 and 90 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $18,425 and $33,473 respectively for and as of the six months ended December 31, 2010.

Note 4 – Restatement

The December 31, 2009 financial statements have been restated to properly reflect transactions related to activities of a former consultant.  In financial statements issued from March 31, 2009 through March 31, 2010, the Company had listed a shareholder loan payable for $22,500 ($23,000 after June 30, 2009) for services paid for on behalf of the Company.  The loan was listed due to a consultant that had never acquired shares in the Company.  The Company disavows any knowledge of the loan, that the loan did not exist and that several vendors listed never performed services for the Company.  The financial statements are restated to remove the misposted note payable and accrued interest that the Company shows never existed.

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

 The December 31, 2009 financial statements included a material invoice from the attorney who had prepared the S-1 filing, comment responses, post-effective amendments, and the first Form 10-Q in March 2009, all services provided prior to June 30, 2009.  The $35,000 invoice had been included in the accounts payable and income statements as of September 30, 2009 but should have been included in the June 2009 financial statements. The June 2009 financial statements have been restated to reflect this correction which has adjusted the statement of operations for the six months ended December 31, 2009.

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements

Note 4 – Restatement (continued)

The net effect on the revised statement of operations for December 31, 2009 are:

	As Reported	Adjustments	As Restated
Statement of operations:
Professional fees	$46,585	$(33,500)	$13,085
Interest expense	697	(697)	-
Net loss	(44,914)	34,197	(10,717)

Note 5 - Segmented Information

The Company operates in one reportable business segment, being the sale of advertising space. All revenues for the three and six month period ended December 31, 2010 and 2009 were earned in the United States.

Note 6 – Related Party Transactions

During the six months ended December 31, 2010, the Company received a loan from a director totaling $1,500 to fund operations. The loan is non-interest bearing, due on demand and as such is included in current liabilities. Imputed interest has been considered, was determined to be immaterial to the financial statements as a whole and as such is not included herein.

During the six months ended December 31, 2010, the Company paid $13,100 (2009 - $3,100) in commissions to a director and officer of the Company related to advertising sales during the period. As of December 31, 2010, $8,000 (June 30, 2010 - $929) has been deferred and recorded as other current assets on the balance sheet.

From inception to December 31, 2010, the Company has advanced funds to its President totaling $1,240 to use for future travel. This amount will be recognized as travel expenses as they are consumed over the next 12 months.

Note 7 – Subsequent Events

The following events occurred subsequent to December 31, 2010:

a)
The Company entered into a Letter of Intent to acquire 100% of the issued and outstanding shares of Wedge Clamp Systems Inc. and Wedge Clamp International Corp. (“Wedge Clamp”) in consideration for the following:

i.	A cash payment of $200,000

ii.	Repayment of CDN $350,000 in credit facilities payable by Wedge Clamp

iii.	Issuance by the Company of 4,500 convertible bonds with a face value of $100, coupon rate of 6% with interest payable semi-annually, and a conversion ratio of 400 shares per bond.

iv.	Issuance by the Company of 2,000,000 restricted common shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Form 10-Q contains statements that constitute forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things,  (a) our projected sales and profitability, (b) our growth strategies, (d) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital and (f) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q.

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

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Big Sky” means Big Sky Productions, Inc. unless otherwise indicated.

Recent Corporate Developments

Since the commencement of our third quarter ended December 31, 2010, we experienced the following significant corporate developments:

1.
On February 3, 2011, the Board of Directors of Big Sky Productions, Inc. (the “Company”) dismissed by mutual agreement, Kyle L. Tingle, CPA, LLC (“KLT”), as its principal independent accountant.  On February 3, 2011, the Company engaged Davidson & Company LLP, Chartered Accountants as its principal independent accountant. The audit committee of the Company approved the dismissal of KLT and the engagement of Davidson & Company LLP as its independent auditor.

2.	The Company obtained a quotation on the OTC Bulletin Board on December 10, 2010. The Company’s stock trades under the symbol “BGSI.OB”.

3.
In January, 2011 we entered into a letter of intent with Wedge Clamp Systems Inc. and Wedge Clamp International Corp. (together the “Target Companies”) pursuant to which we agreed in exchange for all of the issued outstanding shares of the Target Companies to: issue 2,000,000 shares of our common stock, pay US$200,000 in cash, repay CAD$350,000 in credit facilities and issue 4,500 convertible bonds with a face value of $100 each at a coupon rate of 6%.  In addition we agreed to enter into certain management agreements with key personnel of the Target Companies. The Letter of Intent is subject to completion of the parties respective due diligence, deliver of all required financial statements of the Target Companies and the entry into a definitive agreement with customary representations and warranties. There is no assurance that the transaction will be completed as planned or at all. Wedge Clamp provides a line of high performance equipment and accessories to help body shops achieve maximum efficiency.  Since 1985, Wedge Clamp systems have been used to improving the efficiency, productivity and profitability of the collision repair industry. Stakeholders from collision repair shops, insurance companies, shop technicians and collision repair customers all benefit from the economy, accuracy and speed of Wedge Clamp systems. In the event we complete the acquisition of the Target Companies we intend to continue our media business and expand our business plan to include the business of Wedge Clamp systems.

Our Current Business

Big Sky Productions, Inc. (“BSPI”) is a Nevada Corporation, incorporated on February 28, 2008. We are a development stage business involved in media and film production. Presently our business consists of the following: (i) film production and distribution; and (ii) an online news magazine and terrestrial radio program broadcast known as the “Ellis Martin Report”.  Our radio program is broadcast during market hours in several key US cities and worldwide on the web featuring small-cap or microcap companies from a variety of industry sectors trading on a number of North American and foreign exchanges.

We produce and provide news, general analyst opinions and other programming content. Our content is distributed to radio stations and digital platforms.  We have been involved with the productions of an AM radio show called the “Ellis Martin Report” whereby we sell radio airtime to customers who discuss their company.  The airtime is purchased from a third party radio airtime broker at a discount to our company.  Through this activity we generate revenue.

We derive substantially all of our revenue from the sale of 3 minute, 5 minute, and 10 minute and  60 second commercial airtime increments to companies. Our clients who target local/regional audiences generally find that an effective method is to purchase shorter duration interviews, which are principally correlated to our stock and information related programming and content. Our clients who target national audiences generally find that a cost effective method is to purchase longer airtime, which are principally correlated to our news, stock market related programming and content. A growing number of advertisers purchase both local/regional and national airtime. Our goal is to maximize the yield of our available commercial airtime to optimize revenue and profitability.

There are a variety of factors that influence our revenue on a periodic basis, including but not limited to: (1) economic conditions and the relative strength or weakness in the United States economy; (2) advertiser spending patterns and the timing of the broadcasting of our programming, principally the seasonal nature of financial programming; (3) changes in ratings/audience levels for our programming; (4) increases or decreases in our portfolio of program offerings and the audiences of our programs, including changes in the demographic composition of our audience base; (5) advertiser demand on a local/regional or national basis for radio related advertising products; (6) increases or decreases in the size of our advertiser sales force; and (7) competitive and alternative programs and advertising mediums.

Our commercial airtime is perishable, and accordingly, our revenue is significantly impacted by the commercial airtime available at the time we enter into an arrangement with a company. Our ability to specifically isolate the relative historical aggregate impact of price and volume is not practical as commercial airtime is sold and managed on an order-by-order basis. We closely monitor advertiser commitments for the current calendar year, with particular emphasis placed on the annual upfront process. We take the following factors, among others, into account when pricing commercial airtime: (1) the dollar value, length and breadth of the order; (2) the desired reach and audience demographic; (3) the quantity of commercial airtime available for the desired demographic requested by the advertiser for sale at the time their order is negotiated; and (4) the proximity of the date of the order placement to the desired broadcast date of the commercial airtime.

The principal components of our operating expenses are programming, production and distribution costs (including affiliate compensation and broadcast rights fees), selling expenses, including commissions, promotional expenses and bad debt expenses, depreciation and amortization, and corporate general and administrative expenses.

We consider our operating cost structure to be largely fixed in nature, and as a result, we need several months lead time to make significant modifications to our cost structure to react to what we view are more than temporary increases or decreases in advertiser demand. This becomes important in predicting our performance in periods when advertiser revenue is increasing or decreasing. In periods where advertiser revenue is increasing, the fixed nature of a substantial portion of our costs means that operating income will grow faster than the related growth in revenue. Conversely, in a period of declining revenue, operating income will decrease by a greater percentage than the decline in revenue because of the lead time needed to reduce our operating cost structure. If we perceive a decline in revenue to be temporary, we may choose not to reduce our fixed costs, or may even increase our fixed costs, so as to not limit our future growth potential when the advertising marketplace rebounds. We carefully consider matters such as credit and commercial inventory risks, among others, in assessing arrangements with our programming and distribution partners. In those circumstances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis in the Consolidated Statement of Operations. In those circumstances where we function as an agent or sales representative, our effective commission is presented within revenue with no corresponding operating expenses. Although no individual relationship is significant, the relative mix of such arrangements is significant when evaluating operating margin and/or increases and decreases in operating expenses.

Since our inception, we have been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our services, identifying future sources of capital and developing a business plan as a producer of low-budget motion pictures.  Our company intends to use North America as its primary area for producing these feature films.   We cannot provide any assurance or guarantee that we will be able to continue generating revenues in the future years through this activity.  Potential investors must be aware if we are unable to raise additional funds through the sale of our common stock and generate sufficient revenues, any investment made into our company would be lost in its entirety.

Plan of Operation

The following discussion should be read in conjunction with the information contained in the financial statements of Big Sky Productions, Inc. (“BSPI”) and the notes which form an integral part of the financial statements which are attached hereto.

We are a development stage business involved in media and film production. Presently our business consists of the following: (i) film production and distribution; and (ii) an online news magazine and terrestrial radio program broadcast known as the “Ellis Martin Report”.  Our radio program is broadcast during market hours in several key US cities and worldwide on the web featuring small-cap or microcap companies from a variety of industry sectors trading on a number of North American and foreign exchanges.   During the third quarter we entered into a letter of intent with Wedge Clamp Systems Inc. and Wedge Clamp International Corp. (together the “Target Companies”) pursuant to which we may acquire all of the issued and outstanding securities of the Target Companies. Wedge Clamp provides a line of high performance equipment and accessories to help body shops achieve maximum efficiency. There is no assurance that the transaction will be completed as planned or at all. In the event we complete the acquisition of the Target Companies we intend to continue our media business and expand our business plan to include the business of Wedge Clamp systems.

We estimated our expenses over the next 12 months are as follows:

Expense	Amount
Professional fees	$50,000
General and administrative	50,000
Consulting Fees	200,000
Total	$300,000

As of December 31, 2010 we had cash of $3,815 and a working capital deficit of $11,031 (exclusive of deferred revenue for pre-paid radio time).  Our estimated expenses over the next twelve months are $300,000. Accordingly we will need to raise additional funds to continue with our plan of operation during this period. We will also have to raise an estimated $650,000 in the event that we complete our acquisition of the Target Companies for acquisition expenses.

Since incorporation, our company has financed our operations through our revenues, sale of our common stock and loans from shareholders.   There is no assurance the Company will be able to enter into sufficient business operations adequate enough to insure continued operations.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

Results of Operations

Three and Six Month Summary
	Three Months Ended		Six Months Ended
	December 31		December 31
	2010	2009	2010	2009
		(Restated)		(Restated)
Gross Margin	$5,860	$4,000	$4,712	$4,000
Expenses	18,919	4,717	24,575	14,717
Other Income	--	--	--	--
Net Loss	$(13,059)	$(717	$(19,863)	$(10,717)

Revenue

The Company derives revenues from the sale of advertising space on its radio program “The Ellis Martin Report.” “The Ellis Martin Report” is a paid news magazine airing on select AM radio stations in the United States.  Clients and/or guests compensate the Company for time on this program to expose their business or stories to the listening audience. Advertising contracts are structured to run for a time period between 30 and 90 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $18,425 and $33,473 for and as of the six months ended December 31, 2010. Our gross margin increased by 46.5% for the three months ended December 31, 2010 as compared to the comparative quarter in 2009. The increase in revenue was the result of increased media marketing services during the period.

Operating Costs and Expenses

The major components of our expenses for the quarter are outlined in the table below:
	Three Months Ended		Six Months Ended
	December 31		December 31
	2010	2009	2010	2009
		(Restated)		(Restated)
Professional fees	$15,244	$3,085	$18,354	$13,085
General and administrative	3,675	1,632	6,221	1,632
Total operating expenses	$18,919	$4,717	$24,575	$14,717

Three and Six Months Ended December 31, 2010

The $12,159 increase in our professional fees for the three month period ended December 31, 2010 as compared to the same period in fiscal 2009 was primarily due to increase expenses associated with our reporting obligations under the Securities Exchange Act of 1934. The $5,269 increase in our professional fees for the six month period ended December 31, 2010 as compared to the same period in fiscal 2009 was primarily due to increased expenses associated with our reporting obligations under the Securities Exchange Act of 1934.

The $4,589 increase in our general and administrative expenses for the six month period ended December 31, 2010 as compared to the same period in fiscal 2009 was primarily due to increased administrative expenses associated with our ongoing reporting obligations and negotiations associated with our letter of intent with Wedgeclamp.

Liquidity and Capital Resources

Working Capital
	December 31, 2010	June 30, 2010
	(unaudited)	(audited)
Current Assets	$13,853	$4,119
Current Liabilities	58,357	28,760
Working Capital Deficiency	$(44,504)	$(24,641)

Our working capital deficiency increased primarily as result of the inclusion of $33,473 in deferred revenue in currently liabilities.

Cash Flows
	Six months ended December 31,
	2010	2009
		(Restated)
Net cash provided by operating activities	1,082	991
Cash flows from investing activities	-	-
Net cash provided by financing activities	1,500	8,200
Cash at end of period	$3,815	$9,201

Cash flow used in operating activities

Our cash provided by operating activities for the six months ended December 31, 2010 compared to our cash provided by operating activities for the six months ended December 31, 2009 increased minimally by $91.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended June 30, 2010 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2010, we had cash of $3,815 and we estimate that we will require approximately $300,000 for costs associated with our plan of operation over the next 12 months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds. We will also have to raise an estimated $650,000 in the event that we complete our acquisition of the Target Companies for acquisition expenses and to complete our business plan for the next twelve months.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the June 30, 2010 and 2009 financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

There is no assurance we will receive the required financing to complete our business plan.  Even if we are successful in raising proceeds from an offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into our company would be lost in its entirety.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Regulations

Big Sky is subject to the following governmental regulation and required to comply in the following areas:

Distribution Arrangements

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

Intellectual Property Rights

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

Censorship

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

Labor Laws

Many of the screenplay writers, performers, directors and technical personnel in the entertainment industry who we intend to be involved in our productions are members of guilds or unions that bargain collectively on an industry-wide basis and may have state and governmental regulations that we must comply with.

Employees

Currently, the Company believes the services provided by its officer and director appears sufficient at this time.  Our officers and directors do not have an employment agreement with us. We expect our business and number of employees to grow over the next year.  We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no benefits available to any employee.

RISKS AND UNCERTAINTIES

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”.  Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Relating to Our Financial Condition

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $138,162 for the period from February 28, 2008 (date of inception) to December 31, 2010. On December 31, 2010, we had cash of $3,815. Because we had limited operations and had no established source of revenue, in their report on our financial statements for the year ended June 30, 2010, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is depending upon our ability to successfully accomplish our business plans and obtain adequate capital to fund operating losses until we become profitable. We have not generated significant revenues since our inception on February 28, 2008. Since we only recently commenced business operations, we will, in all likelihood, continue to incur operating expenses without significant revenues for the foreseeable future. We cannot assure that we will be able to generate enough revenue from the sale of advertising space on our radio program or the film production and distribution. In addition, if we are unable to establish and generate significant revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

We have a limited operating history as a media and film production and distribution company in which to evaluate our business.

We have a limited operating history as a media and film production and distribution company. Since our inception, we have been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our services and identifying future sources of capital. Within the past year we have engaged in minimal operations. No assurances of any nature can be made that we will be profitable. There can be no assurances that our management will be successful in managing our company.

We do not have sufficient cash on hand to satisfy all of our cash requirements for the next 12 month period and we do not anticipate that we will generate sufficient funds from operations to satisfy all of our cash requirements for the next 12 month period.

We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy all of our cash requirements for the next 12 month period. Management anticipates that our capital resources are insufficient to cover costs for the next 12 month period. As a result, we anticipate we will have to raise additional funds for the continued development of our business. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

Our film production budgets may increase and film production spending may exceed such budgets.

Our future film budgets may increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on our projects, (2) number of personnel required to work on our projects, (3) equipment needs, and (4) the addition of facilities to accommodate the growth of a studio. Due to production exigencies, which are often difficult to predict, it is not uncommon for film production spending to exceed film production budgets, and our projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

Risks Relating to Our Business

Our results have been in the past, and could be in the future, adversely affected by deteriorations in economic conditions

We derive the majority of our revenues from the sale of advertising space on our radio program “Ellis Martin Report”. The “Ellis Martin Report” is a paid news magazine airing on select AM radio stations in the United States. Clients and/or guests compensate our company for time on this program to expose their business or stories to the listening audience. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns. The recent global economic downturn resulted in a decline in advertising and marketing by our customers, which resulted in a decline in advertising revenues across our businesses. This reduction in advertising revenues had an adverse effect on our revenue, profit margins, cash flow and liquidity. Although we believe that global economic conditions are improving, if they do not continue to improve or if they deteriorate again, global economic conditions may once again adversely impact our revenue, profit margins, cash flow and liquidity. Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to  generate revenues in specific markets is directly affected by local and regional conditions, and regional economic declines also may adversely impact our results. In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which may also adversely impact our results.

We cannot predict or quantify the impact economic conditions in the United States and abroad may have on the media and film production and distribution industries or the demand for our services.

The media and film production and distribution industries, as well as our business and earnings, are affected by general business and economic conditions in the United States and abroad, and continued or increased economic weakness could adversely affect demand for our products and services. Adverse economic conditions, such as high unemployment rates, fluctuations in debt and equity markets, poor credit availability, high cost of capital and declining investor confidence, may cause a significant reduction in consumer entertainment spending, media production levels, advertising spending, capital expenditures for systems integration projects, and media outsourcing demands, which would in turn materially impair our business and earnings. Our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We are unable to predict the extent of any of these potential adverse effects.

Our success is dependant upon audience acceptance of our content, particularly our radio program, which is difficult to predict.

Media and film production and distribution are inherently risky businesses because the revenues derived from the production and distribution of media content or films, and the licensing of rights to the intellectual property associated with the content or films, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of content or a film also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that we receive. Poor ratings can lead to a reduction in pricing and advertising revenue. Consequently, low public acceptance of our content, particularly our radio program, could have an adverse effect on our results of operations.

If we fail to adequately manage our growth, we may not be successful in growing our business and becoming profitable.

We expect our business and number of employees to grow over the next year. We expect that our growth will place significant stress on our operation, management, employee base and ability to meet capital requirements sufficient to support our growth over the next 12 months. Any failure to address the needs of our growing business successfully could have a negative impact on our chance of success.

If we acquire or invest in other businesses, we will face certain risks inherent in such transactions.

We may acquire, make investments in, or enter into strategic alliances or joint ventures with, companies engaged in businesses that are similar or complementary to ours. If we make such acquisitions or investments or enter into strategic alliances, we will face certain risks inherent in such transactions, including, but not limited to the following:

•	difficulties in integrating and managing the operations, technologies and products of the companies we acquire;

•	diversion of our management’s attention from normal daily operations of our business;

•	our inability to maintain the key business relationships and reputations of the businesses we acquire;

•	uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and partners of the companies we acquire;

•	insufficient revenue to offset our increased expenses associated with the acquisitions;

•	our responsibility for the liabilities of the businesses we acquire; and

•	potential loss of key employees of the companies we acquire.

We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures that they will be completed in a timely manner, that they will be structured or financed in a way that will fund those transactions or that they will meet our strategic objectives or otherwise be successful. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both.

Our executive officers devote only part time efforts to our business which may not be sufficient to successfully develop our business.

The amount of time which our executive officers devote to our business is limited because they have obligations to entities other than our company. We expect them to spend approximately 10 hours per week on our business affairs. While we expect them to increase the percentage of the working time they devote to our company if our operations increase, the amount of time which they devote to our business may not be sufficient to fully develop our business.

The loss of key personnel, including on-air personality, could disrupt the management and operations of our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including on-air personality, namely, Ellis Martin, our president. We believe that the combination of skills and experience possessed by our executive officers could be difficult to replace, and that the loss of one or more of them could have a material adverse effect on us, including the impairment of our ability to execute our business strategy.  In addition, the loss of our on-air personality could impact our ability to sell advertising and our ability to derive revenue from the radio program hosted by him. We cannot be assured that these individuals will remain with us or Mr. Martin will retain his current audiences or ratings.

We currently depend on a third party radio airtime broker to purchase the airtime for broadcasting our radio program “Ellis Martin Report.” Any material reduction in the audience available through the purchase of the airtime from this broker would have an adverse effect on our advertising sales and financial results.

We rely on a third party radio airtime broker under a verbal agreement without a written contract to purchase  airtime at a discount to our company for broadcasting our radio program “Ellis Martin Report”, whereby we sell radio airtime to customers who discuss their companies. Any material reduction in the audience available through the purchase of the airtime from this broker would have an adverse effect on our advertising sales and financial results. In addition, if our existing relationship with this broker deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative airtime broker, our advertising sales and financial results could be adversely affected.

Our business depends on certain client industries.

We derive substantially all our revenues from services provided to the clients in the resource sector. Fundamental changes in the business practices of any of these client industries could cause a material reduction in demand by our clients for the services offered by us. Our business benefits from the volume of resource sector content being created and distributed as well as the success or popularity of the Ellis Martin Report. Accordingly, a decrease in either the supply of, or demand for, original content would have a material adverse effect on our results of operations. Factors that could impact radio advertising and the general demand for original content include the continued fragmentation of and competition for the attention of radio audiences, the proliferation of alternatives to traditional radio listening (including Internet video services) and general economic conditions. Further consolidation among companies that produce, own or distribute entertainment or advertising content could adversely affect the demand for our services.

Our business is subject to increased competition resulting from new entrants into our business, consolidated companies and new technology/platforms, each of which has the potential to adversely affect our business.

We are a small independent producer and distributor and our business segments operate in a highly competitive environment. Our radio programming competes for audiences and advertising revenue directly with radio and television stations and other syndicated programming, as well as with other media such as satellite radio, newspapers, magazines, cable television, outdoor advertising, direct mail and, more increasingly, digital media. We may experience increased audience fragmentation caused by the proliferation of new media platforms, including the Internet and video-on-demand and the deployment of portable digital devices and new technologies which allow consumers to time shift programming, make and store digital copies and skip or fast-forward through advertisements. New or existing competitors may have resources significantly greater than our own and, in particular, the consolidation of the radio industry has created opportunities for large radio groups, such as Clear Channel Communications, CBS Radio and Citadel Broadcasting Corporation to gather information and produce radio and television programming on their own. Increased competition, in part, has resulted in reduced market share, and could result in lower audience levels, advertising revenue and cash flow. There can be no assurance that we will be able to compete effectively, be successful in our efforts to gain market share and increase or maintain our current audience ratings and advertising revenue. To the extent we experience a decline in audience for our program, advertisers’ willingness to purchase our advertising could be further reduced.

Although we are a small independent producer and distributor at this time, we expect to constantly compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

Our business involves risks of liability claims for media content, which could adversely affect our business, results of operations and financial condition.

As a distributor of media content, we may face potential liability for defamation, invasion of privacy, negligence, copyright or trademark infringement and other claims based on the nature and content of the materials distributed. These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Even to the extent such claims do not result in liability, we could incur significant costs in investigating and defending against such claims. The imposition on us of potential liability for information disseminated by us could require implementation of measures to reduce exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of our services.

Others may assert intellectual property infringement claims against us.

One of the risks of the media and film production and distribution business is the possibility that others may claim that our productions and distributions infringe the intellectual property rights of third parties with respect to their previously developed programs, films, stories, characters, other entertainment or intellectual property. We may receive in the future claims of infringement or misappropriation of other parties’ proprietary rights. Any such assertions or claims may materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license, or any other form of settlement, would be available on reasonable terms or at all.

We may be unable to protect the intellectual property rights upon which our business relies.

We have certain intellectual property rights such as trademarks for our brand names and copyrights for our media content which we view as important to our business. It may be possible for a third party to copy or otherwise obtain or use our intellectual property without authorization or to develop similar contents independently. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trademarks, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

Our disclosure controls and procedures and internal control over financial reporting were proven not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of December 31, 2010 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of June 30, 2010 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or quarterly financial statements will not be prevented or detected on a timely basis.

We have not yet remediated these material weaknesses and we believe that our disclosure controls and procedures and internal control over financial reporting continue to be ineffective. Until we remediate these material weaknesses, our ability to report annual and quarterly financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected and our financial reporting may continue to be unreliable, which could result in misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Risks Relating to Our Common Stock

Our common stock is illiquid and stockholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our stockholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock is likely to be highly volatile and may also fluctuate significantly in response to the factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of development stage companies and that have often been unrelated to the operating performances of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.

Because our executive officers and directors control a large percentage of our common stock, they have the ability to influence matters affecting our stockholders.

Ellis Martin, our president and one of our directors, and Douglas Brett Whitelaw, our vice president and one of our directors, collectively own  approximately 86% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by Messrs. Martin and Whitelaw could result in management making decisions that are in their best interest and not in the best interest of our stockholders, our stockholders may lose some or all of the value of their investment in our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorize the issuance of up to 75,000,000 shares of common stock with a par value of $0.001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will reduce the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 (excluding the value of the primary residence of such individuals) or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our stock.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) lack of a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of one director. As a publicly-traded company, we strive to have a majority of our board of directors be independent; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2011, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

It should be noted that while our management believes our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

Not Applicable.  Please refer to the section titled Risks and Uncertainties beginning on page 9.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

Please refer to the section titled Recent Corporate Developments beginning on page 2.

ITEM 6.  EXHIBITS
Exhibit No.	Description
3.1	Articles of Incorporation for BigSky Productions, Inc. (attached as an exhibit to our registration statement on Form S-1 filed on August 12, 2008)
3.2	Bylaws of BigSky Productions, Inc. (attached as an exhibit to our registration statement on Form S-1 filed on August 12, 2008)
10.1	Form of subscription agreement for Common Stock (attached as an exhibit to our registration statement on Form S-1 filed on August 12, 2008)
10.2	Letter of Intent dated January 20, 2011 between BigSky Productions, Inc., Wedge Clamp Systems Inc. and Wedge Clamp International Corp.
14.1	Code of Ethics (attached as an exhibit to our registration statement on Form S-1 filed on August 12, 2008)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG SKY PRODUCTIONS, INC.

By:
/s/ Ellis Martin
Ellis Martin
Chief Executive Officer, Chief Financial Officer, President and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:  February 17, 2011