Form 10-Q
period 2011-03-31
Big Sky Productions, Inc.
filed 2011-05-23
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or
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
 Yes [  ]  No [ X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of May 23, 2011, there were 12,063,381 shares of common stock, par value $0.001, outstanding.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Condensed Financial Statements
March 31, 2011 and 2010
(Unaudited)

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Condensed Financial Statements
March 31, 2011 and 2010
(Unaudited)

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Condensed Financial Statements
March 31, 2011 and 2010
(Unaudited)

CONTENTS

Page(s)
Condensed Balance Sheets as of March 31, 2011 and June 30, 2010	F-1

Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended March 31, 2011 and 2010 and the period of February 28, 2008 (Inception) to March 31, 2011	F-2

Condensed Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 and the period of February 28, 2008 (Inception) to March 31, 2011	F-3

Notes to the Condensed Financial Statements	F-4-8

BIG SKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Balance Sheets (Unaudited)

	March 31, 2011	June 30, 2010

ASSETS

Current assets
Cash	$3,821	$1,233
Accounts receivable	2,000	450
Prepaid expenses and other current assets (Note 6)	11,821	2,436
Total current assets	17,642	4,119

Equipment, net of accumulated depreciation of $155	3,187	-

Total assets	$20,829	$4,119

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$43,674	$25,662
Related party payable (Note 6)	3,500	-
Deferred revenue	28,662	3,098
Total current liabilities	75,836	28,760

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized, 12,063,381 shares issued and outstanding	12,063	12,063
Additional paid in capital	81,595	81,595
Deficit accumulated during the development stage	(148,665)	(118,299)
Total stockholders' deficit	(55,007)	(24,641)

Total liabilities and stockholders' deficit	$20,829	$4,119

See accompanying notes to financial statements.

BIG SKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Operations and Comprehensive Loss (Unaudited)

					From February 28, 2008 (inception) to March 31, 2011

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
		(Restated)		(Restated)	(Restated)
Revenue	$44,611	$15,804	$63,036	$24,795	$101,467
Cost of revenue	12,994	13,587	26,707	18,578	57,864
Gross margin	31,617	2,217	36,329	6,217	43,603

Operating Expenses
Professional fees	37,754	3,812	56,108	16,897	171,706
Depreciation	155	-	155	-	155
General and administrative	3,927	3,355	10,148	4,987	20,126
Total operating expenses	41,836	7,167	66,411	21,884	191,987

Other income (expense)
Foreign exchange loss	(284)	-	(284)	-	(284)
Interest income	-	3	-	3	3
Total other income (expense)	(284)	3	(284)	3	(281)

Net loss and comprehensive loss for the period	$(10,503)	$(4,947)	$(30,366)	$(15,664)	$(148,665)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	12,063,381	10,661,381	12,063,381	10,661,380

See accompanying notes to financial statements.

BIG SKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Cash Flows (unaudited)

			For the period from February 28, 2008 (inception) to March 31, 2011

	Nine months ended March 31,
	2011	2010
		(Restated)
Cash flows from operating activities
Net loss	$(30,366)	$(15,664)	$(148,665)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-		37,658
Depreciation	155		155
Unrealized foreign exchange loss	196		196
Changes in operating assets and liabilities
Accounts receivable	(1,550)	(910)	(2,000)
Prepaid expenses and other current assets	(9,385)	(1,545)	(11,821)
Accounts payable	17,816	(8,746)	43,478
Deferred revenue	25,564	2,464	28,662
Net cash provided by (used in) operating activities	2,430	(24,401)	(52,337)

Cash flows from investing activities
Purchase of fixed assets	(3,342)	-	(3,342)
Net cash used in investing activities	(3,342)	-	(3,342)

Cash flows from financing activities
Related party payable	3,500	(15,000)	3,500
Proceeds from sale of stock	-	53,317	56,000
Net cash provided by financing activities	3,500	38,317	59,500

Net change in cash	2,588	13,916	3,821
Cash at beginning of period	1,233	10	-
Cash at end of period	$3,821	$13,926	$3,821

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$37,658

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2011 or June 30, 2010.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, accounts receivable,, related party payable and accounts payable. The fair value of accounts receivable, officer receivable, related party payable and accounts payable approximate the financial statement carrying amounts due to the short-term maturities of these instruments.

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

Advertising contracts are structured to run for a time period between 30 and 90 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $63,036 and $28,662 respectively for and as of the nine months ended March 31, 2011.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Any monetary assets and liabilities that are in a currency other than the U.S. dollar are translated at the rate prevailing at year end. Revenue and expenses in a foreign currency are translated at rates that approximate those in effect at the time of translation. Gains and losses from translation of foreign currency transactions into U.S. dollars are included in current results of operations.

Comparative Figures

Certain comparative figures have been reclassified to conform with the current period’s presentation.

Note 4 – Restatement

The March 31, 2010 financial statements have been restated to properly reflect transactions related to activities of a former consultant.  In financial statements issued from March 31, 2009 through March 31, 2010, the Company had listed a shareholder loan payable for $22,500 ($23,000 after June 30, 2009) for services paid for on behalf of the Company.  The loan was listed due to a consultant that had never acquired shares in the Company.  The Company disavows any knowledge of the loan, that the loan did not exist and that several vendors listed never performed services for the Company.  The financial statements are restated to remove the misposted note payable and accrued interest that the Company shows never existed. This includes $15,000 of professional fees included in the originally issued March 31, 2010 financial statements.

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

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements

Note 4 – Restatement (continued)

 The March 31, 2010 financial statements included a material invoice from the attorney who had prepared the S-1 filing, comment responses, post-effective amendments, and the first Form 10-Q in March 2009, all services provided prior to June 30, 2009.  The $35,000 invoice had been included in the accounts payable and income statements as of September 30, 2009 but should have been included in the June 2009 financial statements. The June 2009 financial statements have been restated to reflect this correction which has adjusted the statement of operations for the nine months ended March 31, 2010.

The Company also incorrectly deferred $470 of revenue due to a miscalculation in the number of days a particular advertisement was running. The March 31, 2010 financial statements have been restated to include this improperly deferred revenue.

The net effect on the revised statement of operations for the nine months ended March 31, 2010 are:

	As Reported	Adjustments	As Restated
Statement of operations:
Revenue	$24,325	$470	$24,795
Professional fees	66,897	(50,000)	16,897
Interest expense	1,063	(1,063)	-
Net loss	(67,197)	51,533	(15,664)

Note 5 - Segmented Information

The Company operates in one reportable business segment, being the sale of advertising space. All revenues for the three and nine month periods ended March 31, 2011 and 2010 were earned in the United States. All equipment is located in the United States.

Note 6 – Related Party Transactions

During the nine months ended March 31, 2011, the Company received a loan from a director totaling $3,500. The loan is non-interest bearing, due on demand and as such is included in current liabilities. Imputed interest has been considered, was determined to be immaterial to the financial statements as a whole and as such is not included herein.

During the nine months ended March 31, 2011, the Company paid $23,680 (2010 - $7,000) in commissions to a director and officer of the Company related to advertising sales during the period. As of March 31, 2011, $11,049 (June 30, 2010 - $929) has been deferred and recorded as an other current asset on the balance sheet.

From inception to December 31, 2010 the Company has advanced funds to its President totaling $1,240 to use for future travel. These amounts were recognized during the three months ended March 31, 2011.

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

Recent Corporate Developments

Since the commencement of our third quarter ended March 31, 2011, we have experienced the following corporate developments;

1.
During the third quarter we determined not to proceed with the transactions outlined in our  letter of intent with Wedge Clamp Systems Inc. and Wedge Clamp International Corp. (together the “Target Companies”) pursuant to which we intended to acquire all of the issued and outstanding securities of the Target Companies.

2.
During the nine months ended March 31, 2011 the Company has increased its revenues by 154.2% as compared to the nine months ended March 31, 2010.  The increase in revenue was the result of increased media marketing services and retention of new clients during the period.  Subsequent to the recent quarter end the Company has entered into and received payments totalling US$159,350 from four new clients retained since up to the date of this quarterly report. In view of the foregoing and the stage of development of the Company’s operations as at the date of this quarterly report, management has determined that the Company has ceased to be a “shell company” as such term is defined in rule 12b-2 of the Securities Exchange Act of 1934.  Please see the accompanying Form 10 Information in this Form 10-Q included under the heading “Item 5. Other Information”.

Our Current Business

Big Sky Productions, Inc. (“BSPI”) is a Nevada Corporation, incorporated on February 28, 2008. Our business is focused on media and film production and presently consists of the following: (i) film production and distribution; and (ii) an online news magazine and terrestrial radio program broadcast known as the “Ellis Martin Report”.  Our radio program is broadcast during market hours in several key US cities and worldwide on the web featuring small-cap or microcap companies from a variety of industry sectors trading on a number of North American and foreign exchanges.

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

There are a variety of factors that influence our revenue on a periodic basis, including but not limited to:

•	economic conditions and the relative strength or weakness in the United States economy;

•	advertiser spending patterns and the timing of the broadcasting of our programming, principally the seasonal nature of financial programming;

•
changes in ratings/audience levels for our programming; increases or decreases in our portfolio of program offerings and the audiences of our programs, including changes in the demographic composition of our audience base;

•	advertiser demand on a local/regional or national basis for radio related advertising products; increases or decreases in the size of our advertiser sales force; and

•	competitive and alternative programs and advertising mediums.

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

We consider our operating cost structure to be largely fixed in nature, and as a result, we need several months lead time to make significant modifications to our cost structure to react to what we view are more than temporary increases or decreases in advertiser demand. This becomes important in predicting our performance in periods when advertiser revenue is increasing or decreasing. In periods where advertiser revenue is increasing, the fixed nature of a substantial portion of our costs means that operating income will grow faster than the related growth in revenue. Conversely, in a period of declining revenue, operating income will decrease by a greater percentage than the decline in revenue because of the lead time needed to reduce our operating cost structure. If we perceive a decline in revenue to be temporary, we may choose not to reduce our fixed costs, or may even increase our fixed costs, so as to not limit our future growth potential when the advertising marketplace rebounds. We carefully consider matters such as credit and commercial inventory risks, among others, in assessing arrangements with our programming and distribution partners. In those circumstances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis in the accompanying Statement of Operations. In those circumstances where we function as an agent or sales representative, our effective commission is presented within revenue with no corresponding operating expenses. Although no individual relationship is significant, the relative mix of such arrangements is significant when evaluating operating margin and/or increases and decreases in operating expenses.

Since our inception, with respect to our film production business we have been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our services, identifying future sources of capital and developing a business plan as a producer of low-budget motion pictures.  Our company intends to use North America as its primary area for producing these feature films.   We cannot provide any assurance or guarantee that we will be able to continue generating revenues in the future years through this activity.  Potential investors must be aware if we are unable to raise additional funds through the sale of our common stock and generate sufficient revenues, any investment made into our company would be lost in its entirety.

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

We estimate our expenses over the next 12 months to be as follows:

Expense	Amount
Professional fees	$50,000
General and administrative	50,000
Consulting Fees	60,000
Total	$160,000

As of March 31, 2011 we had cash of $3,821 and a working capital deficit of $58,194 (exclusive of deferred revenue for pre-paid radio time).  Our estimated expenses over the next twelve months are $160,000. Accordingly we will need to raise additional funds to continue with our plan of operation during this period.

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

Results of Operations

Three and Nine Month Summary

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010
		(Restated)		(Restated)
Revenue	$44,611	$15,804	$63,036	$24,795
Gross Margin	31,617	2,217	36,329	6,217
Expenses	41,836	7,166	66,411	21,884
Other Income	--	3	--	3
Net Loss	$(10,219)	$(4,947)	$(30,082)	$(15,664)

Revenue

The Company derives revenues from the sale of advertising space on its radio program “The Ellis Martin Report.” “The Ellis Martin Report” is a paid news magazine airing on select AM radio stations in the United States.  Clients and/or guests compensate the Company for time on this program to expose their business or stories to the listening audience. Advertising contracts are structured to run for a time period between 30 and 90 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $31,617 and $36,329 for and as of the nine months ended March 31, 2011. Revenues for the nine months ended March 31, 2011 increased by 154.2% as compared to the nine months ended March 31, 2010.  The increase in revenue was the result of increased media marketing services and retention of new clients during the period.

Operating Costs and Expenses

The major components of our expenses for the quarter are outlined in the table below:
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010
		(Restated)		(Restated)
Professional fees	$37,754	$3,812	$56,108	$16,897
Depreciation	155	-	155	-
General and administrative	3,927	3,355	10,148	4,987
Total operating expenses	$41,836	$7,167	$66,411	$21,884

Three and Nine Months Ended March 31, 2011

The increase in our professional fees for the three and nine month period ended March 31, 2011 as compared to the same period in fiscal 2010 was primarily due to increase expenses associated with our reporting obligations under the Securities Exchange Act of 1934, as amended and expenses associated with negotiation of our proposed acquisition of Wedgeclamp.

The increase in our general and administrative expenses for the nine month period ended March 31, 2011 as compared to the same period in fiscal 2010 was primarily due to an increase in our business operations during the period as compared to the prior period.

Liquidity and Capital Resources

Working Capital
	March 31, 2011	June 30, 2010
	(unaudited)	(audited)
Current Assets	$17,642	$4,119
Current Liabilities	75,836	28,760
Working Capital Deficiency	$(58,194)	$(24,641)

Our working capital deficiency increased primarily as result of the inclusion of $28,662 in deferred revenue in currently liabilities.

Cash Flows
	Nine Months Ended March 31
	2011	2010
		(Restated)
Cash provided by (used in) operating activities	$2,430	(24,401)
Cash flows from investing activities	(3,342)	--
Cash flows from financing activities	3,500	38,317
Cash at end of period	$3,821	$13,926

Cash provided by (used in) operating activities

Our cash provided by operating activities for the nine months ended March 31, 2011 compared to our cash provided by operating activities for the nine months ended March 31, 2010 increased by 109.96% due to increased business and new clients for the Company’s radio program.

Cash flows from investing activities

Our cash provided by operating activities for the nine months ended March 31, 2011 compared to our cash provided by operating activities for the nine months ended March 31, 2010 decreased by 100%.

Cash flows from financing activities

Our cash provided by operating activities for the nine months ended March 31, 2011 compared to our cash provided by operating activities for the nine months ended March 31, 2010 decreased by 91%.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, the Company had 12,063,381 shares of common stock issued and outstanding, and no options, warrants or shares of any other class issued and outstanding as at the date of this report.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended June 30, 2010 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2011, we had cash of $3,821 and we estimate that we will require approximately $160,000 for costs associated with our plan of operation over the next 12 months. Accordingly, if we are not able to earn sufficient revenue to support our operations we will be required to raise additional funds.

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

Employees

Currently, the Company believes the services provided by its officers and directors appears sufficient at this time.  Our officers and directors do not have an employment agreement with us. During the next quarter the Company intends to expand into a leased office facility to accommodate a full time administrative assistant to the President, sales manager, a line/show producer, production engineer for multi-media operations including the production and continued development of The Ellis Martin Report and other media entities that Big Sky Productions may have under development.  We expect during the next 90 days to add as many as four employees and lease new offices in Los Angeles County, California.  Employee benefits etc. shall be determined at the time of hiring.  We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no benefits available to any employee.

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

We incurred a net loss of $148,665 for the period from February 28, 2008 (date of inception) to March 31, 2011. On March 31, 2011, we had cash of $3,821. Because we had limited operations and had no established source of revenue, in their report on our financial statements for the year ended June 30, 2010, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

We have a limited operating history as a media and film production and distribution company. Since our inception, we have been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our services and identifying future sources of capital. Within the past year we have engaged in increased operations. No assurances of any nature can be made that we will be profitable. There can be no assurances that our management will be successful in managing our company.

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

Our management evaluated our disclosure controls and procedures as of March 31, 2011 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of June 30, 2010 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or quarterly financial statements will not be prevented or detected on a timely basis.

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

The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) lack of a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board. As a publicly-traded company, we strive to have a majority of our board of directors be independent; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

Not Applicable.  Please refer to the section titled Risks and Uncertainties beginning on page 10.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

Management of Big Sky Productions, Inc. has determined that as of the date of this quarterly report our company has ceased to be “shell company” as such term is defined in rule 12b-2 of the Securities Exchange Act of 1934. The following constitutes Form 10 Information regarding the business of our company.

FORM 10 INFORMATION

ITEM 1. BUSINESS

Corporate History

Big Sky Productions, Inc. (“BSPI”) is a Nevada Corporation, incorporated on February 28, 2008. Our principal office is located at 12021 Wilshire Blvd. #234, Los Angeles, California  90025.  Our telephone number is 310.430.1388.  Our business is focused on media and film production and presently consists of the following: (i) film production and distribution; and (ii) an online news magazine and terrestrial radio program broadcast known as the “Ellis Martin Report”.  Our radio program is broadcast during market hours in several key US cities and worldwide on the web featuring small-cap or microcap companies from a variety of industry sectors trading on a number of North American and foreign exchanges.

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

There are a variety of factors that influence our revenue on a periodic basis, including but not limited to:

•	economic conditions and the relative strength or weakness in the United States economy;

•	advertiser spending patterns and the timing of the broadcasting of our programming, principally the seasonal nature of financial programming;

•
changes in ratings/audience levels for our programming; increases or decreases in our portfolio of program offerings and the audiences of our programs, including changes in the demographic composition of our audience base;

•	advertiser demand on a local/regional or national basis for radio related advertising products; increases or decreases in the size of our advertiser sales force; and

•	competitive and alternative programs and advertising mediums.

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

If we perceive a decline in revenue to be temporary, we may choose not to reduce our fixed costs, or may even increase our fixed costs, so as to not limit our future growth potential when the advertising marketplace rebounds. We carefully consider matters such as credit and commercial inventory risks, among others, in assessing arrangements with our programming and distribution partners. In those circumstances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis in the accompanying Statement of Operations. In those circumstances where we function as an agent or sales representative, our effective commission is presented within revenue with no corresponding operating expenses. Although no individual relationship is significant, the relative mix of such arrangements is significant when evaluating operating margin and/or increases and decreases in operating expenses.

Since our inception, with respect to our film production business we have been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our services, identifying future sources of capital and developing a business plan as a producer of low-budget motion pictures.  Our company intends to use North America as its primary area for producing these feature films.   We cannot provide any assurance or guarantee that we will be able to continue generating revenues in the future years through this activity.  Potential investors must be aware if we are unable to raise additional funds through the sale of our common stock and generate sufficient revenues, any investment made into our company would be lost in its entirety.

Recent Corporate Developments

Since the commencement of our third quarter ended March 31, 2011, we have experienced the following corporate developments;

1.
During the third quarter we determined not to proceed with the transactions outlined in our  letter of intent with Wedge Clamp Systems Inc. and Wedge Clamp International Corp. (together the “Target Companies”) pursuant to which we intended to acquire all of the issued and outstanding securities of the Target Companies.

2.
During the nine months ended March 31, 2011 the Company has increased its revenues by 154.2% as compared to the nine months ended March 31, 2010.  The increase in revenue was the result of increased media marketing services and retention of new clients during the period.  Subsequent to the recent quarter end the Company has entered into and received payments totalling US$159,350 from four new clients retained since up to the date of this quarterly report. In view of the foregoing and the stage of development of the Company’s operations management as at the date of this quarterly report, management has determined that the Company has ceased to be a “shell company” as such term is defined in rule 12b-2 of the Securities Exchange Act of 1934.

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

Employees

Currently, the Company believes the services provided by its officers and directors appears sufficient at this time.  Our officers and directors do not have an employment agreement with us. During the next quarter the Company intends to expand into a leased office facility to accommodate a full time administrative assistant to the President, sales manager, a line/show producer, production engineer for multi-media operations including the production and continued development of The Ellis Martin Report and other media entities that Big Sky Productions may have under development.

We expect during the next 90 days to add as many as four employees and lease new offices in Los Angeles County, California.  Employee benefits etc. shall be determined at the time of hiring.  We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no benefits available to any employee.

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

We incurred a net loss of $148,665 for the period from February 28, 2008 (date of inception) to March 31, 2011. On March 31, 2011, we had cash of $3,821. Because we had limited operations and had no established source of revenue, in their report on our financial statements for the year ended June 30, 2010, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

Our management evaluated our disclosure controls and procedures as of March 31, 2011 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of June 30, 2010 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or quarterly financial statements will not be prevented or detected on a timely basis.

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

ITEM 2. FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We estimate our expenses over the next 12 months to be as follows:

Expense	Amount
Professional fees	$50,000
General and administrative	50,000
Consulting Fees	60,000
Total	$160,000

As of March 31, 2011 we had cash of $3,821 and a working capital deficit of $58,194 (exclusive of deferred revenue for pre-paid radio time).  Our estimated expenses over the next twelve months are $160,000. Accordingly we will need to raise additional funds to continue with our plan of operation during this period.

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

Results of Operations

Summary of Financial Data

As of June 30, 2010

Revenues	$38,431

Operating Expenses	$(51,828)

Earnings (Loss)	$(44,551)

Total Assets	$4,119

Liabilities	$28,760

Shareholders’ deficit	$(24,641)

Revenues. Fiscal Year 2010 the focus of the Company was primarily on raising proceeds through its registered offering whereby during the year ended June 30, 2010, the Company issued 1,070,000 shares of its common stock for $0.05 per share for total cash consideration of $53,500 pursuant to its S-1 registration statement filed with the SEC.  In addition, the Company began generating revenues from the sale of advertising space on its radio program “The Ellis Martin Report.”  Revenues for the nine months ended March 31, 2011 increased by 154.2% as compared to the nine months ended March 31, 2010.  The increase in revenue was the result of increased media marketing services and retention of new clients during the period.

Liquidity. As of June 30, 2010, the Company had $1,233 of cash on hand compared to $10 of cash at year end 2009.  This increase was primarily due to the proceeds received from the sale of our common stock.  The Company will be required to raise additional funds in order to continue its business.    The Company generated revenues of $38,431 during the year.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended June 30, 2010 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2011, we had cash of $3,821 and we estimate that we will require approximately $160,000 for costs associated with our plan of operation over the next 12 months. Accordingly, if we are not able to earn sufficient revenue to support our operations we will be required to raise additional funds.

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

ITEM 3. PROPERTIES

Ellis Martin, officer and director, makes available his office located at 12021 Wilshire Blvd. #234, Los Angeles, California  90025 to the Company free of charge.  There are no arrangements by and between Mr. Martin and the Company for use of the office space.  The Company does not have exclusive use of this office space; Mr. Martin also utilizes this space for purposes other than those of the Company.

BigSky’s management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  BigSky does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 4. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

ITEM 5. DIRECTORS AND EXECUTIVE OFFICERS

Background of Directors, Executive Officers, Promoters and Control Persons

Ellis Martin, Age 55: From 2000 to present, Mr. Martin has been the Executive Producer of The Opportunity Show (now the Ellis Martin Report) and is the President and CEO of the parent corporation, Sol Media International Ltd.  Sol Media produces and airs syndicated financial and talk radio programs such as The Opportunity Show heard on radio stations across North America. Prior to this employment Mr. Martin has held a variety of broadcasting positions in California, New York and New Mexico.   He has been a member of the Hollywood Screen Actors Guild since 1990. He is a founding director of the New Mexico Film Industry Coalition, as well as the Southwest Playwright’s Laboratory.

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

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2010, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 6. EXECUTIVE COMPENSATION

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

Employees

Currently, the Company believes the services provided by its officers and directors appears sufficient at this time.  Our officers and directors do not have an employment agreement with us. During the next quarter the Company intends to expand into a leased office facility to accommodate a full time administrative assistant to the President, sales manager, a line/show producer, production engineer for multi-media operations including the production and continued development of The Ellis Martin Report and other media entities that Big Sky Productions may have under development.  We expect during the next 90 days to add as many as four employees and lease new offices in Los Angeles County, California.  Employee benefits etc. shall be determined at the time of hiring.  We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no benefits available to any employee.

ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2010, other than detailed below, there were no material transactions between the Company and any Officer, Director or related party and the Company described herein, none of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-	The Officers and Director (During the fiscal year 2010 Mr. Ellis Martin sold in a private placement transaction 5,000,000 common shares of stock to Mr. Douglas Brett Whitelaw.)

-	Any person proposed as a nominee for election as a director;

-	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

-	Any relative or spouse of any of the foregoing persons who have the same house as such person.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the current audit committee members are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Since the commencement of our company’s most recently completed financial year, our company has not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110. Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

ITEM 8.            LEGAL PROCEEDINGS.

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

ITEM 9.           MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company obtained a quotation on the OTC Bulletin Board on December 10, 2010. The Company’s stock trades under the symbol “BGSI.OB”.

Dividend Policy

We have never declared or paid any cash dividends or distributions on our capital stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

ITEM 10.           RECENT SALES OF UNREGISTERED SECURITIES.

Sales of Unregistered Securities. We have sold securities within the past three years up to the fiscal year ended June 30, 2010 without registering the securities under the Securities Act of 1933 as follows:

•
On February 29, 2008, BigSky issued 10,411,381 shares of Common stock to Ellis Martin for $2,250 in cash and $21,058 in services.  The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

•
On February 29, 2008 BigSky issued 250,000 shares of Common stock to Mirza Santillan for $250. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

•
In the fourth quarter of 2010 BigSky issued 232,000 share of Common stock to Jameson Capital, LLC for services rendered. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering

•
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

ITEM 11.              DESCRIPTION OF REGISTRANT’S SECURITIES TO BE REGISTERED.

General

Our authorized capital stock consists of 75,000,000 shares of common stock, with a par value of $0.001 per share.

Common Stock

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or as provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock possess all voting power. According to our bylaws, generally, when a quorum is present or represented at any meeting of stockholders, the affirmative vote of the majority (plurality, in the case of the election of directors) of the votes cast, by the holders of shares of our common stock is sufficient to elect members of our board of directors or to decide any question brought before such meeting, subject to any voting rights granted to holders of any preferred stock. According to our bylaws, generally, the presence, in person or by proxy duly authorized, of the holder or holders of not less than 1% of the outstanding shares of our common stock constitutes a quorum for the transaction of business, subject to any voting rights granted to holders of any preferred stock. Our articles of incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, upon liquidation, dissolution or winding up of our company, the holders of common stock are entitled to share ratably in all net assets available for distribution to stockholders after payment to creditors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of common stock are entitled to receive the dividends as may be declared by our board of directors out of funds legally available for dividends. Our board of directors is not obligated to declare a dividend. Any future dividends will be subject to the discretion of our board of directors and will depend upon, among other things, future earnings, the operating and financial condition of our company, its capital requirements, general business conditions and other pertinent factors. It is not anticipated that dividends will be paid in the foreseeable future.

The common stock is not convertible or redeemable and has no preemptive, subscription or conversion rights. There are no conversions, redemption, sinking fund or similar provisions regarding the common stock.

ITEM 12.           INDEMNIFICATION OF DIRECTORS AND OFFICERS.

The Nevada Revised Statutes provide that:

•
a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful;

•
a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper; and

•
to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

     We may make any discretionary indemnification only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances. The determination must be made:

•	by our stockholders;

•	by our board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding;

•	if a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding so orders, by independent legal counsel in a written opinion;

•	if a quorum consisting of directors who were not parties to the action, suit or proceeding cannot be obtained, by independent legal counsel in a written opinion; or

•	by court order.

     Our articles of incorporation provide that we shall indemnify to the fullest extent permitted by law any person made or threatened to be made a party to any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative (whether or not by or in the right of our company) by reason of the fact that he or she is or was a director of our company or is or was serving as a director, officer, employee or agent of another entity at the request of our company or any predecessor of our company against judgments, fines, penalties, excise taxes, amounts paid in settlement and costs, charges and expenses (including attorneys’ fees and disbursements) that he or she incur in connection with such action or proceeding.

     Our bylaws also provide that we shall indemnify our directors and officers to the fullest extent not prohibited by the Nevada Revised Statutes; provided, however, that we may modify the extent of such indemnification by individual contracts with our directors and officers; and, provided, further, that we shall not be required to indemnify any director or officer in connection with any proceeding (or part of such proceeding) initiated by such person unless (i) such indemnification is expressly required to be made by law, (ii) the proceeding was authorized by our board of directors, (iii) such indemnification is provided by our company, in its sole discretion, pursuant to the powers vested in our company under the Nevada Revised Statutes or (iv) such indemnification is required to be made by any court of competent jurisdiction. We also have power to indemnify our employees and other agents as set forth in the Nevada Revised Statutes.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

ITEM 13    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

/s/ Kyle L. Tingle, CPA, LLC

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

ITEM 14. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)
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

KLT’s report on the Company’s financial statements for each of the two fiscal years ended June 30, 2009 and June 30, 2010 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on the Company’s financial statements contained an explanatory paragraph in respect to the substantial doubt about its ability to continue as a going concern.

During the Company’s fiscal years ended June 30, 2009 and June 30, 2010 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with KLT on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement(s), if not resolved to the satisfaction of KLT, would have caused KLT to make reference to the subject matter of the disagreement(s) in connection with its report.

During the Company’s fiscal years ended June 30, 2009 and June 30, 2010 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

(b)
During the Company’s fiscal years ended June 30, 2009 and June 30, 2010 and in the subsequent interim period through the date of appointment of Davidson & Company LLP on February 3, 2011, the Company has not consulted with Davidson & Company LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, nor has Davidson & Company LLP provided to the Company a written report or oral advice that Davidson & Company LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, the Company has not consulted with Davidson & Company LLP regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Date:  May 23, 2011