Form 10-K
period 2011-06-30
Big Sky Productions, Inc.
filed 2013-07-30
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-54000

Big Sky Productions, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0410480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12021 Wilshire Blvd. #234, Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)

1-310-430-1388
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes           ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes           ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes           ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes           ☐ No (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  approximately $70,100 at December 31, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  12,063,381 shares of common stock as of June 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to; increased competitive pressures from existing competitors and new entrants; our ability to efficiently and effectively finance our operations; deterioration in general or regional economic conditions; adverse state or federal legislation or regulation that increases the costs of compliance; ability to achieve future sales levels or other operating results; the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain; changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate; inability to efficiently manage our operations; the inability of management to effectively implement our strategies and business plans; and the other risks and uncertainties detailed in this report.

Throughout this Annual Report on Form 10-K references to “we”, “our”, “us”, “BSP”, “the Company”, and similar terms refer to Big Sky Productions, Inc.

PART I

Item 1	Business

CORPORATE HISTORY AND BACKGROUND

Big Sky Productions, Inc. (the “Company”) was incorporated in the State of Nevada on February 28, 2008. The Company has elected a fiscal year end of June 30.

BUSINESS

Our business is focused on (i) film production and distribution, and (ii) an online news magazine and terrestrial radio program broadcast known as the “Ellis Martin Report”.

Film Production and Distribution

With respect to our film production and distribution business we have been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our services, identifying future sources of capital and developing a business plan as a producer of low-budget motion pictures.  Our Company intends to use North America as its primary area for producing these feature films.   We cannot provide any assurance or guarantee that we will be able to generate revenues in the future years through this activity.

Ellis Martin Report

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

There are a variety of factors that influence our revenue on a periodic basis, including but not limited to:

·   economic conditions and the relative strength or weakness in the United States economy;

·  advertiser spending patterns and the timing of the broadcasting of our programming, principally the seasonal nature of financial programming;

·  changes in ratings/audience levels for our programming; increases or decreases in our portfolio of program offerings and the audiences of our programs, including changes in the demographic composition of our audience base;

·  advertiser demand on a local/regional or national basis for radio related advertising products; increases or decreases in the size of our advertiser sales force; and

·  competitive and alternative programs and advertising mediums.

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

We consider our operating cost structure to be largely fixed in nature, and as a result, we need several months lead time to make significant modifications to our cost structure to react to what we view are more than temporary increases or decreases in advertiser demand. This becomes important in predicting our performance in periods when advertiser revenue is increasing or decreasing. In periods where advertiser revenue is increasing, the fixed nature of a substantial portion of our costs means that operating income will grow faster than the related growth in revenue. Conversely, in a period of declining revenue, operating income will decrease by a greater percentage than the decline in revenue because of the lead-time needed to reduce our operating cost structure. If we perceive a decline in revenue to be temporary, we may choose not to reduce our fixed costs, or may even increase our fixed costs, so as to not limit our future growth potential when the advertising marketplace rebounds. We carefully consider matters such as credit and commercial inventory risks, among others, in assessing arrangements with our programming and distribution partners. In those circumstances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis in the accompanying Statement of Operations. In those circumstances where we function as an agent or sales representative, our effective commission is presented within revenue with no corresponding operating expenses. Although no individual relationship is significant, the relative mix of such arrangements is significant when evaluating operating margin and/or increases and decreases in operating expenses.

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

Employees

Currently, the Company believes the services provided by its officers and directors is sufficient at this time.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 1B	Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2	Properties

None.

Item 3	Legal Proceedings

None.

Item 4                 Mine Safety Disclosures

Not applicable.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is currently listed to trade in the over-the-counter securities market through OTC Markets Pink Sheets under the symbol “BGSI”.

The following table sets forth the quarterly high and low prices for our Common Stock since we began trading on January 20, 2011. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Bid Prices ($)
Quarter Ending	High	Low

June 30, 2011	0.11	0.07
March 31, 2011	0.24	0.11

Holders

As of June 30, 2011, we had 53 holders of our common stock.

Dividend Policy

The payment of dividends in the future rests within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and financial condition, as well as other relevant factors.   We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6	Selected Financial Data

Not required for smaller reporting companies.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Years ended June 30, 2011 and 2010:

Gross Revenue

2011:  $160,955
2010:  $38,431

The increase in gross revenues for 2011 was related to increased revenue from the Ellis Martin Report.

Net Revenue

2011:  $81,114
2010:  $7,274

The increased net revenue for 2011 was due to an increased gross revenue, offset by increased costs f revenue associated with delivering higher sales.

Expenses

2011:  $124,199
2010:  $51,828

The increase in expenses for 2011 was related to increased professional fee costs associated with being a public company.

Net Loss

2011:  ($43,651)
2010:  ($44,551)

Liquidity and Financial Condition

As of June 30, 2011, the Company had current assets of $63,401 and current liabilities of $137,739; our cash balance was $40,263.

We anticipate that additional capital will be required to implement our business plan for the next 12 months.  In order to obtain the necessary capital, the Company may need to sell additional shares of common stock or borrow funds from private lenders.

Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities as a means of raising additional capital, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.

Summary of Significant Accounting Policies

See Note 3 to our financial statements.

Recent Accounting Pronouncements

See Note 3 to our financial statements.

Off-Balance Sheet Arrangements

None.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8	Financial Statements and Supplementary Data

See F-1 hereto.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our Chief Executive and Financial Officer.

Based on that evaluation, our management, including our Chief Executive and Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our officers have assessed the effectiveness of our internal controls over financial reporting as of June 30, 2011.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of June 30, 2011, our internal control over financial reporting was not effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

During the final quarter of the year ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Ellis Martin, 55

Chief Executive Officer, Chief Financial Officer, President and Director since inception.

From 2000 to present, Mr. Martin has been the Executive Producer of The Opportunity Show and is the President and CEO of the parent corporation, Sol Media International Ltd.  Sol Media produces and airs syndicated financial and talk radio programs such as The Opportunity Show heard on radio stations across North America. Prior to this employment Mr. Martin has held a variety of broadcasting positions in California, New York and New Mexico.   He has been a member of the Hollywood Screen Actor’s Guild since 1990. He is a founding director of the New Mexico Film Industry Coalition, as well as the Southwest Playwright’s Laboratory.

D. Brett Whitelaw, 57

Vice-President and Director since August 26, 2009.

Since January 2000, Mr. Whitelaw has been an officer and director of Conquest Resources Limited, which trades on the TSX Venture exchange under the ticker symbol “CQR” where he heads up the corporate development and investor relations department.

Mirza Santillan, 33

Vice-President and Secretary since inception.

Since 2007, Ms. Santillan has worked at Sol Media as the Director of Operations where she has been engaged in research, investigation and reporting in addition to her management role. During her tenure at Sol Media, she has assisted in the Company’s radio production of its syndicated national program, “The Opportunity Show.” As Director of Operations she has been responsible for management of the staff, scheduling guests and managing the financial needs of Sol Media. Prior to this employment, Ms. Santillan worked for the Law Offices of L. Edmund Kellogg as Office Manager and a paralegal. She is approved as a paralegal by the American Bar Association. She received her training at Pasadena City College.

Relationships

There are no familial relationships among our officers or directors.  None of our directors or officers are a director in any other reporting companies.  None of our directors or officers have been affiliated with any company that has filed for bankruptcy within the last five years.  The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company.

Director Qualifications

The Company has determined that Mr. Martin and Mr. Whitelaw are qualified to serve as directors due to their experience in film production, radio programming and public company obligations.

Code of Ethics

The Company’s Board of Directors has approved a Code of Ethics for management relating to financial disclosures and filings related to future reporting requirements. A copy of the Code of Ethics will be made available to you by contacting the Company at its headquarters.

Board Committees

The Board of Directors has no committees due to its small size.  The Board acts as audit committee.

Item 11	Executive Compensation

Name and Principal Position	Year Ended June 30	Salary $	Other Annual Compensation $	Total $

Ellis Martin	2011	30,300	58,950	89,250
CEO, CFO, Director	2010		10,100	10,100

Mirza Santillan	2011	3,177	-	3,177
VP, Secretary	2010	-	11,590	11,590

D. Brett Whitelaw	2011	-	-	-
VP, Director	2010	-	-	-

Director Compensation

None

Employment Agreements with our Executive Officers

None

Equity Compensation Plans

None.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names of each person known to the Company to own more than 5% of the outstanding common stock as of June 30, 2011, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*
Common Stock	Ellis Martin	5,411,381	44.86%
Common Stock	Mirza Santillan	250,000	2.07%
Common Stock	D. Brett Whitelaw	5,015,000	41.46%
officer and directors as a group		10,676,381	88.39%

*The percent of class is based on 12,063,381 shares of common stock issued and outstanding as of June 30, 2011

Item 13	Certain Relationships and Related Transactions, and Director Independence

Related Transactions

During the year ended June 30, 2011, the Company received a loan from a director totaling $3,500 to fund operations. The loan is non-interest bearing, due on demand and as such is included in current liabilities. Imputed interest has been considered, was determined to be immaterial to the financial statements as a whole and as such is not included herein

During the year ended June 30, 2011, the Company paid $58,950 (2010 - $7,000) in commissions to a director and officer of the Company related to advertising sales during the period. As of June 30, 2011, $20,800 (June 30, 2010 - $929) has been deferred and recorded as an other current asset on the balance sheet.

During the year ended June 30, 2011 the Company incurred $4,057 (2010 - $10,100) in transcription and administrative services to an officer of the Company.

During the year ended June 30, 0211, the Company incurred $30,300 (2010 - $0) in management fees to a director and officer of the Company.

From inception to December 31, 2010 the Company has advanced funds to its President totaling $1,240 to use for future travel. These amounts were recognized during the year ended June 30, 2011.

Director Independence

The Company has no independent directors.

Item 14	Principal Accounting Fees and Services

2010:

Our principal accountant for the year ended June 30, 2010 was Kyle L. Tingle, CPA, LLC.

Audit Fees:	$4,775
Audit-Related Fees:	$0
Tax Fees:	$0
All Other Fees:	$0

2011:

Our principal accountant for the year ended June 30, 2011 is L.L. Bradford.

Audit Fees:	$9,876 (1)
Audit-Related Fees:	$12,975 (2)
Tax Fees:	$0
All Other Fees:	$0

(1)	$4,876 of these fees were incurred by prior principal accountant Kyle L. Tingle, CPA, LLC.
(2)	$11,000 of these fees were incurred by prior principal accountant Davidson & Company LLP, and $1,975 of these fees were incurred by prior principal accountant Kyle L. Tingle, CPA, LLC.

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
23.1	Consent of Kyle L. Tingle, CPA, LLC
31	Rule 13a-14(a) Certification of Principal Executive and Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Big Sky Productions, Inc.

Date: July 29, 2013	/s/ Ellis Martin
Ellis Martin, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Brett Whitelaw	Director	July 29, 2013
D. Brett Whitelaw

/s/ Ellis Martin	Director and Chief Executive Officer	July 29, 2011
Ellis Martin	(Principal Executive, Financial and Accounting Officer)

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
June 30, 2011 and 2010

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
June 30, 2011 and 2010

AUDIT OPINION

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

Kyle L. Tingle, CPA, LLC

November 1, 2010
Las Vegas, Nevada

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Big Sky Productions, Inc.

We have audited the accompanying balance sheets of Big Sky Productions as of June 30, 2011 and the related statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Sky Productions as of June 30, 2011 and the results of its operations, stockholders’ equity, and cash flows for year ended June 30, 2011 in conformity accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L.Bradford &Company, LLC
Las Vegas, Nevada
July 29, 2013

BIG SKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Balance Sheets

	June 30,
	2011	2010
ASSETS

Current assets
Cash	$40,263	$1,233
Accounts receivable	2,000	450
Prepaid expenses and other current assets (Note 5)	21,138	2,436
Total current assets	63,401	4,119

Equipment, net of accumulated depreciation of $715 (Note 3)	6,046	-

Total assets	$69,447	$4,119

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$38,796	$25,662
Related party payable (Note 5)	3,500	-
Deferred revenue	95,443	3,098
Total current liabilities	137,739	28,760

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized, 12,063,381 shares issued and outstanding	12,063	12,063
Additional paid in capital	81,595	81,595
Deficit accumulated during the development stage	(161,950)	(118,299)
Total stockholders' deficit	(68,292)	(24,641)

Total liabilities and stockholders' deficit	$69,447	$4,119

See accompanying notes to financial statements.

BIG SKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Operations

			From February
			28, 2008
	Year ended June 30,		(inception) to
	2011	2010	June 30, 2011
Revenue	$160,955	$38,431	$199,386
Cost of revenue	79,841	31,157	110,998
Gross margin	81,114	7,274	88,388

Operating Expenses
Professional fees	98,149	41,940	213,747
Depreciation	715	-	715
General and administrative	25,335	9,888	35,313
Total operating expenses	124,199	51,828	249,775

Other income (expense)
Foreign exchange gain	102	-	102
Interest income	-	3	3
Interest expense	(668)	-	(668)
Total other income (expense)	(566)	3	(563)

Net loss applicable to common shareholders	$(43,651)	$(44,551)	$(161,950)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average shares outstanding	12,063,381	10,665,222

See accompanying notes to financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Additional
	Shares	Amount	Paid In Capital	Accumulated Deficit	Total
Balance, February 28, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash, $.001 per share	2,500,000	2,500	-	-	2,500
Common stock issued for services, $.0026 per share	8,161,381	8,161	12,897	-	21,058
Net loss, period ended June 30, 2008	-	-	-	(2,000)	(2,000)
Balance, June 30, 2008	10,661,381	10,661	12,897	(2,000)	21,558

Net loss, year ended June 30, 2009	-	-	-	(71,748)	(71,748)
Balance, June 30, 2009	10,661,381	10,661	12,897	(73,748)	(50,190)

Common stock issued for cash	1,070,000	1,070	52,430	-	53,500
Common stock issued for services	332,000	332	16,268	-	16,600
Net loss, year ended June 30, 2010	-	-	-	(44,551)	(44,551)
Balance, June 30, 2010	12,063,381	12,063	81,595	(118,299)	(24,641)

Net loss, year ended June 30, 2011	-	-	-	(43,651)	(43,651)
Balance, June 30, 2011	12,063,381	$12,063	$81,595	$(161,950)	$(68,292)

See accompanying notes to financial statements

BIG SKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period from
			February 28, 2008
	Year ended June 30,		(inception) to June 30,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(43,651)	$(44,551)	$(161,950)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	16,600	37,658
Depreciation	715		715
Changes in operating assets and liabilities
Accounts receivable	(1,550)	(450)	(2,000)
Prepaid expenses and other current assets	(18,702)	(1,936)	(21,138)
Accounts payable	13,134	(10,038)	38,796
Deferred revenue	92,345	3,098	95,443
Net cash provided by (used in) operating activities	42,291	(37,277)	(12,476)

Cash flows from investing activities
Purchase of equipment	(6,761)	-	(6,761)
Net cash used in investing activities	(6,761)	-	(6,761)

Cash flows from financing activities
Related party payable	3,500	(15,000)	3,500
Proceeds from sale of stock	-	53,500	56,000
Net cash provided by financing activities	3,500	38,500	59,500

Net change in cash	39,030	1,223	40,263
Cash at beginning of period	1,233	10	-
Cash at end of period	$40,263	$1,233	$40,263

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$16,600	$37,658

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Note 2 - Basis of Presentation:

The accompanying financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to financial information and with the rules and regulations of the United States Securities and Exchange Commission.  In the opinion of management, the financial statements include all adjustments necessary for the fair presentation of the results of the periods presented.  All adjustments are of a normal recurring nature.

Note 3 – Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas requiring the use of estimates include impairment of long lived assets, valuation allowance applied to deferred tax assets and useful lives used in the depreciation of equipment. Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2011 or 2010.

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, accounts receivable, related party payable and accounts payable. The fair value of accounts receivable, related party payable and accounts payable approximate the financial statement carrying amounts due to the short-term maturities of these instruments.

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
Notes to Financial Statements

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
Notes to Financial Statements

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

Advertising contracts are structured to run for a time period between 30 and 120 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $160,955 and $95,443 respectively for and as of the year ended June 30, 2011.

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

Recent Accounting Pronouncements

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

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

Note 3 - Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Furniture and Fixtures	5 - 10 years
Computer Equipment	2 - 5 years
Vehicles	5 - 10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.   At June 30, 2011, the Company had the following property and equipment (none at June 30, 2010):

	Cost	Accumulated Depreciation	Net Book Value
Computer & Video Equipment	$6,761	$(715)	$6,046

Note 4 - Segmented Information

The Company operates in one reportable business segment, being the sale of advertising space. All revenues for the years ended June 30, 2011 and 2010 were earned in the United States. All equipment is located in the United States.

Note 5 – Related Party Transactions

During the year ended June 30, 2011, the Company received a loan from a director totaling $3,500 to fund operations. The loan is non-interest bearing, due on demand and as such is included in current liabilities. Imputed interest has been considered, was determined to be immaterial to the financial statements as a whole and as such is not included herein

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

Note 5 – Related Party Transactions (continued)

During the year ended June 30, 2011, the Company paid $58,950 (2010 - $7,000) in commissions to a director and officer of the Company related to advertising sales during the period. As of June 30, 2011, $20,800 (June 30, 2010 - $929) has been deferred and recorded as an other current asset on the balance sheet.

During the year ended June 30, 2011 the Company incurred $4,057 (2010 - $10,100) in transcription and administrative services to an officer of the Company.

During the year ended June 30, 0211, the Company incurred $30,300 (2010 - $0) in management fees to a director and officer of the Company.

From inception to December 31, 2010 the Company has advanced funds to its President totaling $1,240 to use for future travel. These amounts were recognized during the year ended June 30, 2011.

Note 6 – Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under ASC Topic No. 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Operating loss carry forwards generated during the period from February 28, 2008 (date of inception) through June 30, 2011 of $161,950 will begin to expire in 2028, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization. Deferred tax assets of approximately $56,693 have been completely offset by a valuation allowance that increased by $15,278 and $15,593 during the years ended June 30, 2011 and 2010, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1.  The Company recognized no increase in the liability for unrecognized tax benefits.  The Company has no tax positions at June 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at June 30, 2011 or 2010.

Note 7 – Stockholders’ Equity

Common Stock

On February 28, 2008, the Company was formed with one class of common stock, par value $0.001. The Company authorized 75,000,000 shares of common stock. At June 30, 2011 and 2010, the Company had 12,063,381 common shares issued and outstanding. There are no preferred shares authorized, issued or outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

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

Note 8 – Subsequent Events

The Company has evaluated subsequent events through the date of this filing and determined there are none to disclose.