Form 10-Q
period 2011-09-30
Big Sky Productions, Inc.
filed 2013-08-21
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-54000

Big Sky Productions, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0410480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12021 Wilshire Blvd. #234 Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 430-1388

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  12,063,381 shares of common stock as of September 30, 2011.

BIG SKY PRODUCTIONS INC.
FOR THE FISCAL QUARTER ENDED
SEPTEMBER 30, 2011

PART I

Item 1	Financial Statements

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
September 30, 2011

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
September 30, 2011

CONTENTS

Page(s)
Balance Sheets as of September 30 and June 30, 2011	5

Statements of Operations for the three months ended September 30, 2011 and 2010 and the period of February 28, 2008 (inception) to September 30, 2011	6

Statements of Cash Flows for the three months ended September 30, 2011 and 2010 and the period of February 28, 2008 (inception) to September 30, 2011	7

Notes to unaudited financial statements	8 - 11

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Balance Sheets

	September 30, 2011	June 30, 2011

	(Unaudited)
ASSETS
Current assets
Cash	$15,351	$40,263
Accounts receivable	-	2,000
Prepaid expenses and other current assets	17,559	21,138
Total current assets	32,910	63,401

Equipment, net of accumulated depreciation of $1,717 and $715	9,723	6,046

Total assets	$42,633	$69,447

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$34,199	$38,796
Related party payable, net of $1,067 discount on September 30, 2011	7,433	3,500
Deferred revenue	59,628	95,443
Total current liabilities	101,260	137,739

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 12,063,381 shares issued and outstanding	12,063	12,063
Additional paid in capital	82,751	81,595
Deficit accumulated during the development stage	(153,441)	(161,950)
Total stockholders' deficit	(58,627)	(68,292)

Total liabilities and stockholders' deficit	$42,633	$69,447

The accompanying notes are an integral part of these unaudited condensed financial statements

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Operations (Unaudited)

			From February 28, 2008 (inception) to September 30, 2011

	Three months ended September 30,
	2011	2010
Revenue	$123,015	$3,598	$322,401
Cost of revenue	63,197	4,746	174,195
Gross margin	59,818	(1,148)	148,206

Operating expenses
Professional fees	40,139	3,110	253,886
Depreciation	1,002	-	1,717
General and administrative	10,079	2,546	45,392
Total operating expenses	51,220	5,656	300,995

Other income (expense)
Gain on foreign currency exchange	-	-	102
Interest income	-	-	3
Interest expense	(89)	-	(757)
Total other income (expense)	-	-	(652)

Net income (loss)	$8,509	$(6,804)	$(153,441)

Basic and diluted income (loss) per common share	$0.00	$(0.00)

Weighted average shares outstanding	12,063,381	12,063,381

The accompanying notes are an integral part of these unaudited condensed financial statements

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended September 30,		For the period from February 28, 2008 (inception) to
	2011	2010	September 30, 2011
Cash flows from operating activities
Net income (loss)	$8,509	$(6,804)	$(153,441)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	37,658
Depreciation	1,002	-	1,717
Amortization of debt discount	89	-	89
Changes in operating assets and liabilities
Accounts receivable	2,000	(50)	--
Prepaid expenses and other current asset	3,579	(1,304)	(17,559)
Accounts payable	(4,597)	142	34,199
Deferred revenue	(35,815)	6,902	59,628
Net cash used in operating activities	(25,233)	(1,114)	(37,709)

Cash flows from investing activities
Purchase of equipment	(4,679)	-	(11,440)
Cash flows from investing activities	(4,679)	-	(11,440)

Cash flows from financing activities
Related party payable	5,000	-	8,500
Proceeds from sale of stock	-	-	56,000
Net cash provided by financing activities	5,000	-	64,500

Net change in cash	(24,912)	(1,114)	15,351
Cash at beginning of period	40,263	1,233	-
Cash at end of period	$15,351	$119	$15,351

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$37,658

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$668
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Unaudited Condensed Financial Statements

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

Note 2 - Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2011.

Earnings per Share

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
Notes to Unaudited Financial Statements

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

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Unaudited Condensed Financial Statements

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

Advertising contracts are structured to run for a time period between 30 and 120 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $123,015 and $59,628 respectively for and as of the three months ended September 30, 2011.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.   At September 30 and June 30, 2011, the Company had the following property and equipment:

	September 30, 2011	June 30, 2011
Leasehold improvements	$2,795	$-
Computer and video equipment	8,645	6,761
Sub Total	$11,440	$6,761

Accumulated depreciation	(1,717)	(715)
Total	$9,723	$6,046

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements

Note 4 – Related Party Transactions

During the three months ended September 30, 2011, the Company received loans totaling $5,000 from a related party to fund operations. There was a total of $8,500 due to related parties as of September 30, 2011.

Notes payable consisted of the following at September 30:

	September 30, 2011	June 30, 2011
Related Party payable	$8,500	$3,500
Discount on note	(1,067)	-
Net Total	$7,433	$3,500

The loans are non-interest bearing, due on demand and as such is included in current liabilities. The Company has imputed interest at a rate of approximately 5% for each of the aforementioned notes, which has been recorded as a discount to each note with an increase in paid in capital. Imputed interest expense for the three month ended September 30, 2011 and 2010 was $89 and $0, respectively.

During the three months ended September 30, 2011, the Company paid $22,490 in commissions to a director and officer of the Company related to advertising sales during the period. As of September 30, 2011, $16,006 has been deferred and recorded as other current asset on the balance sheet.

During the three months ended September 30, 2011, the Company incurred $1,000 in transcription and administrative services to an officer of the Company.

During the three months ended September 30, 2011, the Company incurred $15,000 in management fees to a director and officer of the Company.

Note 5 – Stockholders’ Equity

Common Stock

On February 28, 2008, the Company was formed with one class of common stock, par value $0.001. The Company authorized 75,000,000 shares of common stock. At September 30, 2011, the Company had 12,063,381 common shares issued and outstanding. There are no preferred shares authorized, issued or outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Note 6 – Subsequent Events

The Company has evaluated subsequent events through the date of this filing and determined there are none to disclose

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  Various statements have been made herein that may constitute “forward-looking statements”.  Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents.  In addition, the Company through its management may make oral forward-looking statements.

Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance, and therefore, you should not put undue reliance upon them.  Some of the statements that are forward-looking include: our ability to successfully implement our business plan; our estimates of revenues and of other expenses associated with our operations; our ability to identify, explore and extract mineralized material; and our ability to generate sufficient cash flows and maintain adequate sources of liquidity to finance our ongoing operations and capital expenditures.  The Company undertakes no obligation to update or revise any forward-looking statements.

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

Three Months ended September 30, 2011 and 2010:

Net Revenue

2011:  $59,818
2010:  ($1,148)

The increase in revenues for 2011 was related to increased revenue from the Ellis Martin Report.

Expenses

2011:  $51,220
2010:  $5,646

The increase in expenses for 2011 was related to increased professional fee costs associated with being a public company.

Net Profit (Loss)

2011:  $8,509
2010:  ($6,804)

Liquidity and Financial Condition

As of September 30, 2011, the Company had current assets of $32,910 and current liabilities of $102,327; our cash balance was $15,351.

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

Summary of Significant Accounting Policies

See Note 3 to our financial statements.

Recent Accounting Pronouncements

See Note 3 to our financial statements.

Off-Balance Sheet Arrangements

None.

Item 3     Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4     Controls and Procedures
Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President, Chief Executive and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President, Chief Executive and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1     Legal Proceedings

None.

Item 1A  Risk Factors

N/A

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3     Defaults upon Senior Securities

None.

Item 4     Mine Safety Disclosures

N/A.

Item 5     Other Information

None.

Item 6     Exhibits

Number	Exhibit

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Big Sky Productions, Inc.

Date: August 21, 2013	/s/ Ellis Martin
Ellis Martin, Chief Executive Officer