Form 10-Q
period 2011-12-31
Big Sky Productions, Inc.
filed 2013-08-21
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  12,063,381 shares of common stock as of December 31, 2011.

BIG SKY PRODUCTIONS INC.
FOR THE FISCAL QUARTER ENDED
DECEMBER 31, 2011

PART I

Item 1	Financial Statements

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
December 31, 2011

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
December 31, 2011

CONTENTS

Page(s)
Balance Sheets as of December 31 and June 30, 2011	5

Statements of Operations for the three and six months ended December 31, 2011 and 2010 and the period of February 28, 2008 (inception) to December 31, 2011	6

Statements of Cash Flows for the six months ended December 31, 2011 and 2010 and the period of February 28, 2008 (inception) to December 31, 2011	7

Notes to unaudited financial statements	8 - 11

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Balance Sheets

	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$26,442	$40,263
Accounts receivable	-	2,000
Prepaid expenses and other current assets	18,174	21,138
Total current assets	44,616	63,401

Equipment, net of accumulated depreciation of $3,497 and $715	8,636	6,046

Total assets	$53,252	$69,447

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$41,511	$38,796
Related party payable, net of $971 discount on December 31, 2011	7,529	3,500
Deferred revenue	72,584	95,443
Total current liabilities	121,624	137,739

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 12,063,381 shares issued and outstanding	12,063	12,063
Additional paid in capital	82,751	81,595
Deficit accumulated during the development stage	(163,186)	(161,950)
Total stockholders' deficit	(68,372)	(68,292)

Total liabilities and stockholders' deficit	$53,252	$69,447

The accompanying notes are an integral part of these (unaudited) condensed financial statements

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Operations (Unaudited)

					From February 28, 2008 (inception) to December 31, 2011

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Revenue	$91,146	$14,827	$214,161	$18,425	$413,547
Cost of revenue	51,934	8,967	115,131	13,713	226,129
Gross margin	39,212	5,860	99,030	4,712	187,418

Operating Expenses
Professional fees	36,893	15,244	77,032	18,354	290,779
Depreciation	1,780	-	2,782	-	3,497
General and administrative	10,075	3,675	20,154	6,221	55,467
Total operating expenses	48,748	18,919	99,968	24,575	349,743

Other income (expense)
Gain on foreign currency exchange	-	-	-	-	102
Interest income	-	-	-	-	3
Interest expense	(209)	-	(298)	-	(966)
Total other income (expense)	(209)	-	(298)	-	(861)

Net loss	$(9,745)	$(13,059)	$(1,236)	$(19,863)	$(163,186)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	12,063,381	12,063,381	12,063,381	12,063,381

The accompanying notes are an integral part of these (unaudited) condensed financial statements

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Cash Flows (Unaudited)

	Six months ended December 31,		For the period from February 28, 2008 (inception) to
	2011	2010	December 31, 2011
Cash flows from operating activities
Net loss	$(1,236)	$(19,863)	$(163,186)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	37,658
Depreciation	2,782	-	3,497
Amortization of debt discount	185	-	185
Changes in operating assets and liabilities
Accounts receivable	2,000	(50)	-
Prepaid expenses and other current asset	2,964	(7,102)	(18,174)
Accounts payable	2,715	(2,278)	41,511
Deferred revenue	(22,859)	30,375	72,584
Net cash used in operating activities	(13,449)	1,082	(25,925)

Cash flows from investing activities
Purchase of equipment	(5,372)	-	(12,133)
Cash flows from investing activities	(5,372)	-	(12,133)

Cash flows from financing activities
Related party payable	5,000	1,500	8,500
Proceeds from sale of stock	-	-	56,000
Net cash provided by financing activities	5,000	1,500	64,500

Net change in cash	(13,821)	2,582	26,442
Cash at beginning of period	40,263	1,233	-
Cash at end of period	$26,442	$3,815	$26,442

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$37,658

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$668
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these (unaudited) condensed financial statements

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

Note 2 - Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2011 audited financial statements. The results of operations for the periods ended December 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2011.

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

Advertising contracts are structured to run for a time period between 30 and 120 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $214,161 and $72,584 respectively for and as of the six months ended December 31, 2011.

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

Property and equipment consisted of the following:

	December 31, 2011	June 30, 2011
Leasehold improvements	$2,795	$-
Computer and video equipment	9,338	6,761
Sub Total	$12,133	$6,761

Accumulated depreciation	(3,497)	(715)
Total	$8,636	$6,046

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Related Party Transactions

During the six months ended December 31, 2011, the Company received loans totaling $5,000 from a related party to fund operations. There was a total of $8,500 due to related parties as of December 31, 2011.

Notes payable consisted of the following:

	December 31, 2011	June 30, 2011
Related Party payable	$8,500	$3,500
Discount on note	(971)	-
Net Total	$7,529	$3,500

The loans are non-interest bearing, due on demand and as such is included in current liabilities.  The Company has imputed interest at a rate of approximately 5% for each of the aforementioned notes, which has been recorded as a discount to each note with an increase in paid in capital. Imputed interest expense for the six months ended December 31, 2011and 2010 was $185 and $0, respectively.

During the six months ended December 31, 2011, the Company paid $48,715 in commissions to a director and officer of the Company related to advertising sales during the period. As of December 31, 2011, $17,729 has been deferred and recorded as other current asset on the balance sheet.

During the six months ended December 31, 2011, the Company incurred $1,500 in transcription and administrative services to an officer of the Company.

During the six months ended December 31, 2011, the Company incurred $30,000 in management fees to a director and officer of the Company.

Note 5 – Stockholders’ Equity

Common Stock

On February 28, 2008, the Company was formed with one class of common stock, par value $0.001. The Company authorized 75,000,000 shares of common stock. At December 31, 2011, the Company had 12,063,381 common shares issued and outstanding. There are no preferred shares authorized, issued or outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

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

Three Months ended December 31, 2011 and 2010:

Net Revenue

2011:  $39,212
2010:  $5,860

The increase in revenues for 2011 was related to increased revenue from the Ellis Martin Report.

Expenses

2011:  $48,748
2010:  $18,919

The increase in expenses for 2011 was related to increased professional fee costs associated with being a public company.

Net Profit (Loss)

2011:  ($9,345)
2010:  ($13,059)

Six Months ended December 31, 2011 and 2010:

Net Revenue

2011:  $99,030
2010:  $4,712

The increase in revenues for 2011 was related to increased revenue from the Ellis Martin Report.

Expenses

2011:  $99,968
2010:  $24,575

The increase in expenses for 2011 was related to increased professional fee costs associated with being a public company.

Net Profit (Loss)

2011:  ($1,236)
2010:  ($19,863)

Liquidity and Financial Condition

As of December 31, 2011, the Company had current assets of $44,616 and current liabilities of $121,624; our cash balance was $26,442.

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