Form 10-Q
period 2012-03-31
Big Sky Productions, Inc.
filed 2013-08-21
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  12,063,381 shares of common stock as of March 31, 2012.

BIG SKY PRODUCTIONS INC.
FOR THE FISCAL QUARTER ENDED
MARCH 31, 2012

PART I

Item 1	Financial Statements

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
March 31, 2012

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
March 31, 2012

CONTENTS

Page(s)
Balance Sheets as of March 31, 2012 and June 30, 2011	5

Statements of Operations for the three and nine months ended March 31, 2012 and 2011 and the period of February 28, 2008 (inception) to March 31, 2012	6

Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 and the period of February 28, 2008 (inception) to March 31, 2012	7

Notes to unaudited financial statements	8 - 11

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Balance Sheets

	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$13,088	$40,263
Accounts receivable	-	2,000
Prepaid expenses and other current assets	17,333	21,138
Total current assets	30,421	63,401

Equipment, net of accumulated depreciation of $5,423 and $715	7,436	6,046

Total assets	$37,857	$69,447

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$41,849	$38,796
Related party payable, net of $875 discount on March 31, 2012	7,625	3,500
Deferred revenue	46,845	95,443
Total current liabilities	96,319	137,739

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 12,063,381 shares issued and outstanding	12,063	12,063
Additional paid in capital	82,751	81,595
Deficit accumulated during the development stage	(153,276)	(161,950)
Total stockholders' deficit	(58,462)	(68,292)

Total liabilities and stockholders' deficit	$37,857	$69,447

The accompanying notes are an integral part to unaudited condensed financial statements

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Operations (Unaudited)

					From February 28,
	Three months ended March 31,		Nine months ended March 31,		2008 (inception) to
	2012	2011	2012	2011	March 31, 2012
Revenue	$106,238	$44,611	$320,399	$63,036	$519,785
Cost of revenue	54,374	12,994	169,504	26,707	280,502
Gross margin	51,864	31,617	150,895	36,329	239,283

Operating Expenses
Professional fees	25,975	37,843	103,007	56,108	316,754
Depreciation	1,926	155	4,708	155	5,423
General and administrative	13,619	3,928	33,775	10,148	69,088
Total operating expenses	41,520	41,926	141,490	66,411	391,265

Other income (expense)
Gain (loss) on foreign currency exchange	-	-	-	(284)	102
Interest income	-	-	-	-	3
Interest expense	(432)	-	(731)	-	(1,399)
Total other income (expense)	(432)	-	(731)	(284)	(1,294

Net income (loss)	$9,912	$(10,309)	$8,674	$(30,366)	$(153,276)

Basic and diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding	12,063,381	12,063,381	12,063,381	12,063,381

The accompanying notes are an integral part to unaudited condensed financial statements

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Cash Flows (Unaudited)

			For the period
			from February
			28, 2008
	Nine months ended March 31,		(inception) to
	2012	2011	March 31, 2012
Cash flows from operating activities
Net income (loss)	$8,674	$(30,366)	$(153,276)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	37,658
Depreciation	4,708	155	5,423
Amortization of debt discount	281	-	281
Unrealized foreign exchange loss	-	196	-
Changes in operating assets and liabilities
Accounts receivable	2,000	(1,550)	-
Prepaid expenses and other current asset	3,805	(9,385)	(17,333)
Accounts payable	3,053	17,816	41,849
Deferred revenue	(48,598)	25,564	46,845
Net cash used in operating activities	(26,077)	2,430	(38,553)

Cash flows from investing activities
Purchase of equipment	(6,098)	(3,342)	(12,859)
Cash flows from investing activities	(6,098)	(3,342)	(12,859)

Cash flows from financing activities
Related party payable	5,000	3,500	8,500
Proceeds from sale of stock	-	-	56,000
Net cash provided by financing activities	5,000 #	3,500	64,500

Net change in cash	(27,175)	2,588	13,088
Cash at beginning of period	40,263	1,233	-
Cash at end of period	$13,088	$3,821	$13,088

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$37,658

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$668
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part to unaudited condensed financial statements

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

Note 2 - Condensed Financial Statements
The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2011 audited financial statements. The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2012.

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

Advertising contracts are structured to run for a time period between 30 and 120 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $320,399 and $46,845 respectively for and as of the nine months ended March 31, 2012.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.   At March 31, 2012 and June 30, 2011, the Company had the following property and equipment:

	March 31, 2012	June 30, 2011
Leasehold improvements	$2,795	$-
Computer and video equipment	10,064	6,761
Sub Total	$12,859	$6,761

Accumulated depreciation	(5,423)	(715)
Total	$7,436	$6,046

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Related Party Transactions

During the nine months ended March 31, 2012, the Company received loans totaling $5,000 from a related party to fund operations. There was a total of $8,500 due to related parties as of March 31, 2012.

Notes payable consisted of the following at March 31:

	March 31, 2012	June 30, 2011
Related Party payable	$8,500	$3,500
Discount on note	(875)	-
Net Total	$7,625	$3,500

The loans are non-interest bearing, due on demand and as such is included in current liabilities. The Company has imputed interest at a rate of approximately 5% for each of the aforementioned notes, which has been recorded as a discount to each note with an increase in paid in capital. Imputed interest expense for the nine months ended March 31, 2012 and 2010 was $281 and $0, respectively.
During the nine months ended March 31, 2012, the Company paid $70,765 in commissions to a director and officer of the Company related to advertising sales during the period. As of March 31, 2012, $12,959 has been deferred and recorded as an other current asset on the balance sheet.

During the nine months ended March 31, 2012, the Company incurred $2,000 in transcription and administrative services to an officer of the Company.

During the nine months ended March 31, 2012, the Company incurred $50,975 in management fees to a director and officer of the Company.

Note 5 – Stockholders’ Equity

Common Stock

On February 28, 2008, the Company was formed with one class of common stock, par value $0.001. The Company authorized 75,000,000 shares of common stock. At March 31, 2012, the Company had 12,063,381 common shares issued and outstanding. There are no preferred shares authorized, issued or outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

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

Three Months ended March 31, 2012 and 2011:

Net Revenue

2012:  $51,864
2011:  $31,617

The increase in revenues for 2012 was related to increased revenue from the Ellis Martin Report.

Expenses

2012:  $41,520
2011:  $41,926

The increase in expenses for 2012 was related to increased professional fee costs associated with being a public company.

Net Profit (Loss)

2012:  $9,912
2011:  ($10,309)

Nine Months ended March 31, 2012 and 2011:

Net Revenue

2012:  $150,895
2011:  $36,329

The increase in revenues for 2012 was related to increased revenue from the Ellis Martin Report.

Expenses

2012:  $141,490
2011:  $66,411

The increase in expenses for 2012 was related to increased professional fee costs associated with being a public company.

Net Profit (Loss)

2012:  $8,674
2011:  ($30,366)

Liquidity and Financial Condition

As of March 31, 2012, the Company had current assets of $30,421 and current liabilities of $96,319; our cash balance was $13,088.

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