Form 10-K
period 2012-06-30
Big Sky Productions, Inc.
filed 2013-08-28
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  approximately $97,090 at December 31, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  12,063,381 shares of common stock as of June 30, 2012.

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

Employees

Currently, the Company believes the services provided by its officers and directors are sufficient at this time.

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

	Bid Prices ($)
Quarter Ending	High	Low

June 30, 2012	0.25	0.07
March 31, 2012	0.07	0.07
December 31, 2011	0.07	0.07
September 30, 2011	0.07	0.07
June 30, 2011	0.11	0.07
March 31, 2011	0.24	0.11

Holders

As of June 30, 2012, we had 53 holders of our common stock.

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

Years ended June 30, 2012 and 2011:

Net Revenue

2012:  $182,847
2011:  $81,114

The increase in revenues for 2012 was related to increased revenue from the Ellis Martin Report.

Expenses

2012:  $166,255
2011:  $124,199

The increase in expenses for 2012 was related to increased professional fee costs associated with being a public company.

Net Profit (Loss)

2011:  $15,415
2010:  ($43,651)

Liquidity and Financial Condition

As of June 30, 2012, the Company had current assets of $5,583 and current liabilities of $62,783; our cash balance was $0.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our Chief Executive and Financial Officer.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of June 30, 2012.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of June 30, 2012, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

During the final quarter of the year ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Ellis Martin, 56

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

D. Brett Whitelaw, 58

Vice-President and Director since August 26, 2009.

Since January 2000, Mr. Whitelaw has been an officer and director of Conquest Resources Limited, which trades on the TSX Venture exchange under the ticker symbol “CQR” where he heads up the corporate development and investor relations department.

Mirza Santillan, 34

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

Relationships

There are no familial relationships among our officers or directors.  Our current directors and officers do not serve as a director for any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company.

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

Board Committees

The Board of Directors has no committees due to its small size.  The Board acts as audit committee.

Item 11	Executive Compensation

Name and Principal Position	Year Ended June 30	Salary $	Other Annual Compensation $	Total $

Ellis Martin	2011	30,300	58,950	89,250
CEO, CFO, Director	2012	54.975	82.115	137,090

Mirza Santillan	2011	4,047	-	4,057
VP, Secretary	2012	2,000	-	2,000

D. Brett Whitelaw	2011	-	-	-
VP, Director	2012	-	-	-

Director Compensation

None

Employment Agreements with our Executive Officers

None

Equity Compensation Plans

None.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names of each person known to the Company to own more than 5% of the outstanding common stock as of June 30, 2012, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*
Common Stock	Ellis Martin	5,411,381	44.86%
Common Stock	Mirza Santillan	250,000	2.07%
Common Stock	D. Brett Whitelaw	5,015,000	41.46%
officer and directors as a group		10,676,381	88.39%

*The percent of class is based on 12,063,381 shares of common stock issued and outstanding as of June 30, 2012

Item 13	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the year ended June 30, 2012 and 2011, the Company received loans from related parties totaling $5,000 and $3,500 to fund operations with a total of $8,500 and $3,500 due as of June 30, 2012 and 2011. The loans are non-interest bearing, due on demand and as such are included in current liabilities.

During the year ended June 30, 2012, the Company paid $82,115 (2011 - $58,950) in commissions to a director and officer of the Company related to advertising sales during the period. As of June 30, 2012, $5,583 (June 30, 2011 - $20,800) has been deferred and recorded as an other current asset on the balance sheet.

During the year ended June 30, 2012 the Company incurred $2,000 (2011 - $4,057) in transcription and administrative services to an officer of the Company.

During the year ended June 30, 2012, the Company incurred $54,975 (2011 - $30,300) in management fees to a director and officer of the Company.

Director Independence

The Company has no independent directors.

Item 14	Principal Accounting Fees and Services

2012:

Our principal accountant for the year ended June 30, 2012 was L.L. Bradford.

Audit Fees:	$15,000
Audit-Related Fees:	$9,000
Tax Fees:	$0
All Other Fees:	$0

2011:

Our principal accountant for the year ended June 30, 2011 is L.L. Bradford.

Audit Fees:	$9,876 (1)
Audit-Related Fees:	$12,975 (2)
Tax Fees:	$0
All Other Fees:	$0

(1)	$4,876 of these fees were incurred by prior principal accountant Kyle L. Tingle, CPA, LLC.
(2)	$11,000 of these fees were incurred by prior principal accountant Davidson & Company LLP, and $1,975 of these fees were incurred by prior principal accountant Kyle L. Tingle, CPA, LLC.

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Big Sky Productions, Inc.

Date: August 27, 2013	/s/ Ellis Martin
Ellis Martin, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ D. Brett Whitelaw	Director	August 27, 2013
D. Brett Whitelaw
/s/ Ellis Martin	Director and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)	August 27, 2013
Ellis Martin

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
June 30, 2012 and 2011

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
June 30, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Big Sky Productions, Inc.

We have audited the accompanying balance sheets of Big Sky Productions as of June 30, 2012 and 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Sky Productions as of June 30, 2011 and 2012 and the results of its operations, stockholders’ deficit, and cash flows for the years then ended in conformity accounting principles generally accepted in the United States of America.

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

/s/ L.L.Bradford &Company, LLC
Las Vegas, Nevada
August 27, 2013

BIG SKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Balance Sheets

	June 30,
	2012	2011
ASSETS

Current assets
Cash	$-	$40,263
Accounts receivable	-	2,000
Prepaid expenses and other current assets (Note 5)	5,583	21,138
Total current assets	5,583	63,401

Equipment, net of accumulated depreciation of $7,380 and $715, respectively (Note 3)	5,479	6,046

Total assets	$11,062	$69,447

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$42,436	$38,796
Bank overdraft	401	-
Note payable – related party, net of $767 and $0 discount, respectively (Note 5)	7,733	3,500
Deferred revenue	12,213	95,443
Total current liabilities	62,783	137,739

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized, 12,063,381 shares issued and outstanding as of June 30, 2012 and 2011, respectively	12,063	12,063
Additional paid in capital	82,751	81,595
Deficit accumulated during the development stage	(146,535)	(161,950)
Total stockholders' deficit	(51,721)	(68,292)

Total liabilities and stockholders' deficit	$11,062	$69,447

The accompanying notes are an integral part to financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Operations

			From February 28, 2008 (inception) to June 30, 2012

	Years ended June 30,
	2012	2011
Revenue	$381,531	$160,955	$580,917
Cost of revenue	198,684	79,841	309,682
Gross margin	182,848	81,114	271,236

Operating Expenses
Professional fees	111,862	98,149	325,609
Depreciation	6,665	715	7,380
General and administrative	47,728	25,335	83,041
Total operating expenses	166,255	124,199	416,030

Other income (expense)
Gain on foreign currency exchange	-	102	102
Interest income	-	-	3
Other income	-	-	-
Interest expense	(1,177)	(668)	(1,845)
Total other income (expense)	(1,177)	(566)	(1,740)

Net income (loss)	$15,415	$(43,651)	$(146,535)

Basic and diluted income (loss) per common share	$(0.00)	$0.00

Weighted average shares outstanding	12,063,381	12,063,381

The accompanying notes are an integral part to financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, February 28, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash, $.001 per share	2,500,000	2,500	-	-	2,500
Common stock issued for services, $.0026 per share	8,161,381	8,161	12,897	-	21,058
Net loss, period ended June 30, 2008	-	-	-	(2,000)	(2,000)
Balance, June 30, 2008	10,661,381	10,661	12,897	(2,000)	21,558

Net loss, year ended June 30, 2009	-	-	-	(71,748)	(71,748)
Balance, June 30, 2009	10,661,381	10,661	12,897	(73,748)	(50,190)

Common stock issued for cash	1,070,000	1,070	52,430	-	53,500
Common stock issued for services	332,000	332	16,268	-	16,600
Net loss, year ended June 30, 2010	-	-	-	(44,551)	(44,551)
Balance, June 30, 2010	12,063,381	12,063	81,595	(118,299)	(24,641)

Net loss, year ended June 30, 2011	-	-	-	(43,651)	(43,651)
Balance, June 30, 2011	12,063,381	12,063	81,595	(161,950)	(68,292)

Imputed interest			1,156		1,156
Net income, year ended June 30, 2012	-	-	-	15,415	15415
Balance, June 30, 2012	12,063,381	12,063	82,751	(146,535)	(51,721)

The accompanying notes are an integral part to financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period from February 28, 2008 (inception) to June 30, 2012

	Year ended June 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$15,415	$(43,651)	$(146,535)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	37,658
Depreciation	6,665	715	7,380
Amortization of discount	389	-	389
Changes in operating assets and liabilities
Accounts receivable	2,000	(1,550)	-
Prepaid expenses and other current asset	15,555	(18,702)	(5,583)
Accounts payable	3,640	13,134	42,436
Deferred revenue	(83,230)	92,345	12,213
Net cash used in operating activities	(39,566)	42,291	(52,042)

Cash flows from investing activities
Purchase of equipment	(6,098)	(6,761)	(12,859)
Cash flows from investing activities	(6,098)	(6,761)	(12,859)

Cash flows from financing activities
Bank overdraft	401	-	401
Related party payable	5,000	3,500	8,500
Proceeds from sale of stock	-	-	56,000
Net cash provided by financing activities	5,401	3,500	64,901

Net change in cash	(40,263)	39,030	-
Cash at beginning of period	40,263	1,233	-
Cash at end of period	$-	$40,263	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$37,658

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$668
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part to financial statements.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2012 or 2011.

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

Advertising contracts are structured to run for a time period between 30 and 120 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $12,213 and $95,443 respectively for and as of the year ended June 30, 2012.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.   At June 30, 2012 and 2011, the Company had the following property and equipment:

	June 30,
	2012	2011
Leasehold improvements	$2,795	$-
Computer and video equipment	10,064	6,761
Sub Total	$12,859	$6,761

Accumulated depreciation	(7,380)	(715)
Total	$5,479	$6,046

Note 4 - Segmented Information

The Company operates in one reportable business segment, being the sale of advertising space. All revenues for the years ended June 30, 2012 and 2011 were earned in the United States. All equipment is located in the United States.

Note 5 – Related Party Transactions

During the year ended June 30, 2012, the Company received cash advances totaling $5,000 from a related party to fund operations. As of June 30, 2012, the total amount owing to related parties was $8,500.

Notes payable consisted of the following at June 30:

	June 30, 2012	June 30, 2011
Related Party payable	$8,500	$3,500
Discount on note	(767)	-
Net Total	$7,733	$3,500

The loans are non-interest bearing, due on demand and as such are included in current liabilities. The Company has imputed interest at a rate of approximately 5% for each of the aforementioned notes, which has been recorded as a discount to each note with an increase in paid in capital. Imputed interest expense for the years ended June 30, 2012 and 2011 was $389 and $0, respectively.

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

Note 5 – Related Party Transactions (continued)

During the year ended June 30, 2012, the Company paid $82,115 (2011 - $58,950) in commissions to a director and officer of the Company related to advertising sales during the period. As of June 30, 2012, $5,583 (June 30, 2011 - $20,800) has been deferred and recorded as an other current asset on the balance sheet.

During the year ended June 30, 2012 the Company incurred $2,000 (2011 - $4,057) in transcription and administrative services to an officer of the Company.

During the year ended June 30, 2012, the Company incurred $54,975 (2011 - $30,300) in management fees to a director and officer of the Company.

Note 6 – Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under ASC Topic No. 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Operating loss carry forwards generated during the period from February 28, 2008 (date of inception) through June 30, 2012 of $146,535 will begin to expire in 2028, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization. Deferred tax assets of approximately $53,026 have been completely offset by a valuation allowance that increased by $18,750 and decreased by $5,531 during the years ended June 30, 2012 and 2011, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1.  The Company recognized no increase in the liability for unrecognized tax benefits.  The Company has no tax positions at June 30, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at June 30, 2012 or 2011.

Note 7 – Stockholders’ Deficit

Common Stock

On February 28, 2008, the Company was formed with one class of common stock, par value $0.001. The Company authorized 75,000,000 shares of common stock. At June 30, 2012 and 2011, the Company had 12,063,381 common shares issued and outstanding. There are no preferred shares authorized, issued or outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

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