Form 10-Q
period 2012-09-30
Big Sky Productions, Inc.
filed 2013-09-19
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  12,063,381 shares of common stock as of September 30, 2012.

BIG SKY PRODUCTIONS INC.
FOR THE FISCAL QUARTER ENDED
SEPTEMBER 30, 2011

PART I

Item 1	Financial Statements

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
September 30, 2012

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Condensed Financial Statements
September 30, 2012

CONTENTS

Page(s)
Condensed Balance Sheets as of September 30 and June 30, 2012 (unaudited)	5

Condensed Statements of Operations for the three months ended September 30, 2012 and 2011 and the period of February 28, 2008 (inception) to September 30, 2012 (unaudited)	6

Condensed Statements of Cash Flows for the three months ended September 30, 2012 and 2011 and the period of February 28, 2008 (inception) to September 30, 2012 (unaudited)	7

Notes to condensed financial statements (unaudited)	8 - 11

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Balance Sheets
(Unaudited)

	September 30, 2012	June 30, 2012

ASSETS
Current assets
Cash	$145	$-
Prepaid expenses and other current assets	3,405	5,583
Total current assets	3,550	5,583

Equipment, net of accumulated depreciation of $9,337 and $7,380, respectively	3,522	5,479

Total assets	$7,072	$11,062

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$-	$401
Accounts payable	43,273	42,436
Note payable - related party, net of discounts of $913 and $767, respectively	9,477	7,733
Deferred revenue	7,430	12,213
Total current liabilities	60,180	62,783

Stockholders' deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 12,063,381 shares issued and outstanding	12,063	12,063
Additional paid in capital	83,008	82,751
Deficit accumulated during the development stage	(148,179)	(146,535)
Total stockholders' deficit	(53,108)	(51,721)

Total liabilities and stockholders' deficit	$7,072	$11,062

The accompanying notes are an integral part to these condensed financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Operations (Unaudited)

			From February 28,
	Three months ended September 30,		2008 (inception) to
	2012	2011	September 30, 2012
Revenue	$4,783	$123,015	$585,700
Cost of revenue	2,178	63,197	311,860
Gross profit	2,605	59,818	273,840

Operating Expenses
Professional fees	600	40,139	326,209
Depreciation	1,957	1,002	9,337
General and administrative	1,345	10,079	84,386
Total operating expenses	3,902	51,220	419,932

Other income (expense)
Gain on foreign currency exchange	-	-	102
Interest income	-	-	3
Interest expense	(347)	(89)	(2,192)
Total other income (expense)	(347)	(89)	(2,087)

Net income (loss)	$(1,644)	$8,509	$(148,179)

Basic and diluted income (loss) per common share	$(0.00)	$0.00

Weighted average shares outstanding	12,063,381	12,063,381

The accompanying notes are an integral part to these condensed financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Cash Flows (Unaudited)

			For the period from
			February 28, 2008
	Three months ended September 30,		(inception) to
	2012	2011	September 30, 2012
Cash flows from operating activities
Net income (loss)	$(1,644)	$8,509	$(148,179)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	37,658
Depreciation	1,957	1,002	9,337
Amortization of debt discount	111	89	500
Changes in operating assets and liabilities
Accounts receivable	-	2,000	-
Prepaid expenses and other current asset	2,178	3,579	(3,405)
Accounts payable	837	(4,597)	43,273
Deferred revenue	(4,783)	(35,815)	7,430
Net cash used in operating activities	(1,344)	(25,233)	(53,386)

Cash flows from investing activities
Purchase of equipment	-	(4,679)	(12,859)
Cash flows from investing activities	-	(4,679)	(12,859)

Cash flows from financing activities
Repayment of bank overdraft	(401)	-	-
Related party payable	1,890	5,000	10,390
Proceeds from sale of stock	-	-	56,000
Net cash provided by financing activities	1,489	5,000	66,390

Net change in cash	145	(24,912)	145
Cash at beginning of period	-	40,263	-
Cash at end of period	$145	$15,351	$145

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$37,658

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$668
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part to these unaudited condensed financial statements.

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

Note 2 - Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2012.

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

Going concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of ($148,179) and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Advertising contracts are structured to run for a time period between 30 and 120 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $4,783 and $7,430 respectively for and as of the three months ended September 30, 2012.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.   At September 30 and June 30, 2012, the Company had the following property and equipment:

	September 30, 2012	June 30, 2012
Leasehold improvements	$2,795	$2,795
Computer and video equipment	10,064	10,064
Sub Total	$12,859	$12,859

Accumulated depreciation	(9,337)	(7,380)
Total	$3,522	$5,479

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Related Party Transactions

During the three months ended September 30, 2012, the Company received loans totaling $1,890 from a related party to fund operations. There was a total of $10,390 due to related parties as of September 30, 2012.

 Notes payable consisted of the following:

	September 30, 2012	June 30, 2012
Related Party payable	$10,390	$8,500
Discount on note	(913)	(767)
Net Total	$9,477	$7,733

The loans are non-interest bearing, due on demand and as such are included in current liabilities. The Company has imputed interest at a rate of approximately 5% for each of the aforementioned notes, which has been recorded as a discount to each note with an increase in paid in capital. Imputed interest expense for the three month ended September 30, 2012 and 2011 was $111 and $89, respectively.

During the three months ended September 30, 2012, the Company paid $0 in commissions (2011 - $22,490) to a director and officer of the Company related to advertising sales during the period. As of September 30, 2012, $3,405 has been deferred and recorded as a current asset on the balance sheet.

During the three months ended September 30, 2012, the Company incurred $0 (2011 - $1,000) in transcription and administrative services to an officer of the Company.

During the three months ended September 30, 2012, the Company incurred $0 (2011 - $15,000) in management fees to a director and officer of the Company.

Note 5 – Stockholders’ Deficit

Common Stock

On February 28, 2008, the Company was formed with one class of common stock, par value $0.001. The Company authorized 75,000,000 shares of common stock. At September 30, 2012, the Company had 12,063,381 common shares issued and outstanding. There are no preferred shares authorized, issued or outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

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

BUSINESS

Our business is focused on (i) film production and distribution, and (ii) servicing prior business from an online news magazine and terrestrial radio program broadcast known as the “Ellis Martin Report”.

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

Ellis Martin Report

During the quarter ended September 30, 2012, the Company divested our radio program to our officer and director Ellis Martin. We continue to service prior contracts, and earn limited revenue from such contracts, from such radio show.

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

Three Months ended September 30, 2012 and 2011:

Net Revenue

2011:  $59,818
2012:  $2,605

The decrease in revenues for 2012 was related to decreased revenue from the Ellis Martin Report as we divested ourselves of such radio program and revenues only relate to prior contracts.

Expenses

2011:  $51,220
2012:  $3,902

The decrease in expenses for 2012 was related to decreased professional fee costs associated with being a public company as the Company ceased reporting with the SEC.

Net Profit (Loss)

2011:  $8,509
2012:  ($1,644)

Liquidity and Financial Condition

As of September 30, 2012, the Company had current assets of $3,550 and current liabilities of $60,180; our cash balance was $145.

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

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

N/A

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Defaults upon Senior Securities

None.

Item 4	Mine Safety Disclosures

N/A.

Item 5	Other Information

None.

Item 6	Exhibits

Number	Exhibit

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Big Sky Productions, Inc.

Date: September 18, 2013	/s/ Ellis Martin
Ellis Martin, Chief Executive Officer