Form 10-Q
period 2012-12-31
Big Sky Productions, Inc.
filed 2013-09-19
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
December 31, 2012

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
December 31, 2012

CONTENTS

Page(s)
Balance Sheets as of December 31 and June 30, 2012	5

Statements of Operations for the three and six months ended December 31, 2012 and 2011 and the period of February 28, 2008 (inception) to December 31, 2012	6

Statements of Cash Flows for the six months ended December 31, 2012 and 2011 and the period of February 28, 2008 (inception) to December 31, 2012	7

Notes to unaudited financial statements	8 - 11

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Balance Sheets

	December 31, 2012	June 30, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$106	$-
Prepaid expenses and other current assets	2,019	5,583
Total current assets	2,125	5,583

Equipment, net of accumulated depreciation of $10,595 and $7,380, respectively	2,264	5,479

Total assets	$4,389	$11,062

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$-	$401
Accounts payable	43,902	42,436
Note payable- related party, net of discounts of $1,200 and $767, respectively (Note 4)	10,651	7,733
Deferred revenue	4,405	12,213
Total current liabilities	58,958	62,783

Stockholders' deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 12,063,381 shares issued and outstanding	12,063	12,063
Additional paid in capital	83,413	82,751
Deficit accumulated during the development stage	(150,045)	(146,535)
Total stockholders' deficit	(54,569)	(51,721)

Total liabilities and stockholders' deficit	$4,389	$11,062

The accompanying notes are an integral part to these unaudited condensed financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

					From February 28,
					2008 (inception) to
	Three months ended December 31,		Six months ended December 31,		December 31,
	2012	2011	2012	2011	2012
Revenue	$3,025	$91,146	$7,808	214,161	$588,725
Cost of revenue	1,586	51,934	3,764	115,131	313,446
Gross margin	1,439	39,212	4,044	99,030	275,279

Operating Expenses
Professional fees	1,340	36,893	1,940	77,032	327,549
Depreciation	1,258	1,780	3,215	2,782	10,595
General and administrative	559	10,075	1,904	20,154	84,945
Total operating expenses	3,157	48,748	7,059	99,968	423,089

Other income (expense)
Gain on foreign currency exchange	-	-	-	-	102
Interest income	-	-	-	-	3
Interest expense	(148)	(209)	(495)	(298)	(2,340)
Total other income (expense)	(148)	(209)	(495)	(298)	(2,235)

Net loss	$(1,866)	$(9,745)	$(3,510)	$(1,236)	$(150,045)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	12,063,381	12,063,381	12,063,381	12,063,381

The accompanying notes are an integral part to these unaudited condensed financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Cash Flows

			For the period from
			February 28, 2008
	Six months ended December 31,		(inception) to December
	2012	2011	31, 2012
Cash flows from operating activities
Net loss	$(3,510)	$(1,236)	$(150,045)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	37,658
Depreciation	3,215	2,782	10,595
Amortization of debt discount	229	185	618
Changes in operating assets and liabilities
Accounts receivable	-	2,000	-
Prepaid expenses and other current asset	3,564	2,964	(2,019)
Accounts payable	1,466	2,715	43,902
Deferred revenue	(7,808)	(22,859)	4,405
Net cash used in operating activities	(2,844)	(13,449)	(54,886)

Cash flows from investing activities
Purchase of equipment	-	(5,372)	(12,859)
Cash flows from investing activities	-	(5,372)	(12,859)

Cash flows from financing activities
Repayment of bank overdraft	(401)	-	-
Related party payable	3,351	5,000	11,851
Proceeds from sale of stock	-	-	56,000
Net cash provided by financing activities	2,950	5,000	67,851

Net change in cash	106	(13,821)	106
Cash at beginning of period	-	40,263	-
Cash at end of period	$106	$26,442	$106

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$37,658

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$668
Cash paid for income taxes	$-	$-	$-

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

Note 2 - Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2012 audited financial statements. The results of operations for the periods ended December 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2012.

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

Advertising contracts are structured to run for a time period between 30 and 120 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $7,808 and $4,405 respectively for and as of the six months ended December 31, 2012.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.   At December 31 and June 30, 2012, the Company had the following property and equipment:

	December 31, 2012	June 30, 2012
Leasehold improvements	$2,795	$2,795
Computer and video equipment	10,064	10,064
Sub Total	$12,859	$12,859

Accumulated depreciation	(10,595)	(7,380)
Total	$2,264	$5,479

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Unaudited Condensed Financial Statements

Note 4 – Related Party Transactions

During the six months ended December 31, 2012, the Company received loans totaling $3,351 from a related party to fund operations. There was a total of $11,851 due to related parties as of December 31, 2012.

Notes payable consisted of the following at December 31:

	December 31, 2012	June 30, 2012
Related Party payable	$11,851	$8,500
Discount on note	(1,200)	(767)
Net Total	$10,651	$7,733

The loans are non-interest bearing, due on demand and as such are included in current liabilities. The Company has imputed interest at a rate of approximately 5% for each of the aforementioned notes, which has been recorded as a discount to each note with an increase in paid in capital. Imputed interest expense for the six month ended December 31, 2012 and 2011 was $229 and $185, respectively.

During the six months ended December 31, 2012, the Company paid $0 (2011 - $48,715) in commissions to a director and officer of the Company related to advertising sales during the period. As of December 31, 2012, $2,019 has been deferred and recorded as an other current asset on the balance sheet.

During the six months ended December 31, 2012, the Company incurred $0 (2011 - $1,500) in transcription and administrative services to an officer of the Company.

During the six months ended December 31, 2012, the Company incurred $0 (2011 - $30,000) in management fees to a director and officer of the Company.

Note 5 – Stockholders’ Equity

Common Stock

On February 28, 2008, the Company was formed with one class of common stock, par value $0.001. The Company authorized 75,000,000 shares of common stock. At December 31, 2012, the Company had 12,063,381 common shares issued and outstanding. There are no preferred shares authorized, issued or outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

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

Three Months ended December 31, 2012 and 2011:

Net Revenue

2011:  $39,212
2012:  $1,439

The decrease in revenues for 2012 was related to decreased revenue from the Ellis Martin Report as we divested ourselves of such radio program and revenues only relate to prior contracts.

Expenses

2011:  $48,748
2012:  $3,157

The decrease in expenses for 2012 was related to decreased professional fee costs associated with being a public company as the Company ceased reporting with the SEC.

Net Profit (Loss)

2011:  ($9,345)
2012:  ($1,866)

Six Months ended December 31, 2012 and 2011:

Net Revenue

2011:  $99,030
2012:  $4,044

The decrease in revenues for 2012 was related to decreased revenue from the Ellis Martin Report as we divested ourselves of such radio program and revenues only relate to prior contracts.

Expenses

2011:  $99,968
2012:  $7,059

The decrease in expenses for 2012 was related to decreased professional fee costs associated with being a public company as the Company ceased reporting with the SEC.

Net Profit (Loss)

2011:  ($1,236)
2012:  ($3,510)

Liquidity and Financial Condition

As of December 31, 2012, the Company had current assets of $2,125 and current liabilities of $58,958; our cash balance was $106.

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