Form 10-Q
period 2013-03-31
Big Sky Productions, Inc.
filed 2013-09-20
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  12,063,381 shares of common stock as of March 31, 2013.

BIG SKY PRODUCTIONS INC.
FOR THE FISCAL QUARTER ENDED
MARCH 31, 2013

PART I

Item 1	Condensed Financial Statements

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Condensed Financial Statements
March 31, 2013 (Unaudited)

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Condensed Financial Statements
March 31, 2013

CONTENTS

Page(s)
Condensed Balance Sheets as of March 31, 2013 and June 30, 2012 (Unaudited)	5

Condensed Statements of Operations for the three and nine months ended March 31, 2013 and 2012 and the period of February 28, 2008 (inception) to March 31, 2013 (Unaudited)	6

Condensed Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 and the period of February 28, 2008 (inception) to March 31, 2013 (Unaudited)	7

Notes to condensed financial statements (Unaudited)	8 - 11

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Balance Sheets (Unaudited)

	March 31, 2013	June 30, 2012

ASSETS
Current assets
Cash	$-	$-
Prepaid expenses and other current assets	663	5,583
Total current assets	663	5,583

Equipment, net of accumulated depreciation of $11,698 and $7,380	1,161	5,479

Total assets	$1,824	$11,062

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$116	$401
Accounts payable	44,802	42,436
Note payable, related party, net of discounts of $1,048 and $767, respectively	12,167	7,733
Deferred revenue	1,447	12,213
Total current liabilities	58,532	62,783

Stockholders' deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 12,063,381 shares issued and outstanding	12,063	12,063
Additional paid in capital	83,413	82,751
Deficit accumulated during the development stage	(152,184)	(146,535)
Total stockholders' deficit	(56,708)	(51,721)

Total liabilities and stockholders' deficit	$1,824	$11,062

The accompanying notes are an integral part to these condensed financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

					From February 28, 2008 (inception) to March 31, 2013

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Revenue	$7,741	$106,238	$10,766	320,399	$591,683
Cost of revenue	4,634	54,374	6,220	169,504	315,902
Gross profit	3,107	51,864	4,546	150,895	275,781

Operating Expenses
Professional fees	1,450	25,975	2,790	103,007	328,399
Depreciation	3,060	1,926	4,318	4,708	11,698
General and administrative	1,831	13,619	2,390	33,775	85,431
Total operating expenses	6,341	41,520	9,498	141,490	425,528

Other income (expense)
Gain (loss) on foreign currency exchange	-	-	-	-	102
Interest income	-	-	-	-	3
Interest expense	(549)	(432)	(697)	(731)	(2,542)
Total other income (expense)	(549)	(432)	(697)	(731)	(2,437)

Net income (loss)	$(3,783)	$9,912	$(5,649)	$8,674	$(152,184)

Basic and diluted income (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding	12,063,381	12,063,381	12,063,381	12,063,381

The accompanying notes are an integral part to these condensed financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Cash Flows (Unaudited)

	Nine months ended March 31,		For the period from February 28, 2008 (inception) to
	2013	2012	March 31, 2013
Cash flows from operating activities
Net income (loss)	$(5,649)	$8,674	$(152,184)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	37,658
Depreciation	4,318	4,708	11,698
Amortization of debt discount	381	281	770
Changes in operating assets and liabilities
Accounts receivable	-	2,000	-
Prepaid expenses and other current asset	4,920	3,805	(663)
Accounts payable	2,366	3,053	44,802
Deferred revenue	(10,766)	(48,598)	1,447
Net cash used in operating activities	(4,430)	(26,077)	(56,472)

Cash flows from investing activities
Purchase of equipment	-	(6,098)	(12,859)
Cash flows from investing activities	-	(6,098)	(12,859)

Cash flows from financing activities
Repayment of Bank overdraft	(285)	-	116
Related party payable	4,715	5,000	13,215
Proceeds from sale of stock	-	-	56,000
Net cash provided by financing activities	4,430	5,000	69,331

Net change in cash	-	(27,175)	-
Cash at beginning of period	-	1,233	-
Cash at end of period	$-	$(25,942)	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$37,658

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$668
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part to these condensed financial statements.

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2012 audited financial statements. The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2013.

Net loss per Share

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
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
(Unaudited)

Note 2 - Significant Accounting Policies (continued)

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.

Advertising contracts are structured to run for a time period between 30 and 120 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $10,766 and $1,447 respectively for and as of the nine months ended March 31, 2013.

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

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
(Unaudited)

Note 3 - Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of ($152,184) not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 4 - Property and Equipment

The Company had the following property and equipment:

	March 31, 2013	June 30, 2012
Leasehold improvements	$2,795	$2,795
Computer and video equipment	10,064	10,064
Sub Total	$12,859	$12,859

Accumulated depreciation	(11,698)	(7,380)
Total	$1,161	$5,479

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
(Unaudited)

Note 5 – Related Party Transactions

During the nine months ended March 31, 2013, the Company received loans totaling $4,715 from a related party to fund operations. There was a total of $13,215 due to related parties as of March 31, 2013.

Notes payable consisted of the following:

	March 31, 2013	June 30, 2012
Related Party payable	$13,215	$8,500
Discount on note	(1,048)	(767)
Net Total	$12,167	$7,733

The loans are non-interest bearing, due on demand and as such are included in current liabilities. The Company has imputed interest at a rate of approximately 5% for each of the aforementioned notes, which has been recorded as a discount to each note with an increase in paid in capital. Imputed interest expense for the nine month ended March 31, 2013 and 2012 was $381 and $281, respectively.

During the nine months ended March 31, 2013, the Company paid $0 (2012 - $70,765) in commissions to a director and officer of the Company related to advertising sales during the period. As of March 31, 2013, $663 has been deferred and recorded a other current asset on the balance sheet.

During the nine months ended March 31, 2013, the Company incurred $0 (2012 - $2,000) in transcription and administrative services to an officer of the Company.

During the nine months ended March 31, 2013, the Company incurred $0 (2012 - $50,975) in management fees to a director and officer of the Company.

Note 6 – Stockholders’ Deficit

Common Stock

On February 28, 2008, the Company was formed with one class of common stock, par value $0.001. The Company authorized 75,000,000 shares of common stock. At March 31, 2013, the Company had 12,063,381 common shares issued and outstanding. There are no preferred shares authorized, issued or outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

Note 7 – Subsequent Events

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

Three Months ended March 31, 2012 and 2013:

Net Revenue

2012:  $51,864
2013:  $3,107

The decrease in revenues for 2013 was related to decreased revenue from the Ellis Martin Report as we divested ourselves of such radio program and revenues only relate to prior contracts.

Expenses

2012:  $41,520
2013:  $6,341

The decrease in expenses for 2013 was related to decreased professional fee costs associated with being a public company as the Company ceased reporting with the SEC.

Net Profit (Loss)

2012:  $9,912
2013:  ($3,783)

Nine Months ended March 31, 2012 and 2013:

Net Revenue

2012:  $150,895
2013:  $4,546

The decrease in revenues for 2013 was related to decreased revenue from the Ellis Martin Report as we divested ourselves of such radio program and revenues only relate to prior contracts.

Expenses

2012:  $141,490
2013:  $9,498

The decrease in expenses for 2013 was related to decreased professional fee costs associated with being a public company as the Company ceased reporting with the SEC.

Net Profit (Loss)

2012:  $8,674
2013:  ($5,649)

Liquidity and Financial Condition

As of March 31, 2013, the Company had current assets of $663 and current liabilities of $58,532; our cash balance was $0.

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

Big Sky Productions, Inc.

Date: September 20, 2013	/s/ Ellis Martin
Ellis Martin, Chief Executive Officer