Form 10-K
period 2013-06-30
Big Sky Productions, Inc.
filed 2013-09-23
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  approximately $208,050 at December 31, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  12,063,381 shares of common stock as of June 30, 2013.

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

	Bid Prices ($)
Quarter Ending	High	Low

2013
June 30	0.08	0.08
March 31	0.15	0.08

2012
December 31	0,25	0.12
September 30	0.25	0.25
June 30	0.25	0.07
March 31	0.07	0.07

2011
December 31	0.07	0.07
September 30	0.07	0.07
June 30	0.11	0.07
March 31	0.24	0.11

Holders

As of June 30, 2013, we had 53 holders of our common stock.

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

Years ended June 30, 2012 and 2013:

Net Revenue

2012:  $182,848
2013:  $5,330

The decrease in revenues for 2013 was related to decreased revenue from the Ellis Martin Report as we divested ourselves of such radio program and revenues only relate to prior contracts.

Expenses

2012:  $166,256
2013:  $10,850

The decrease in expenses for 2013 was related to decreased professional fee costs associated with being a public company as the Company ceased reporting with the SEC.

Net Profit (Loss)

2012:  $15,415
2013:  ($5,853)

Liquidity and Financial Condition

As of June 30, 2013, the Company had current assets of $0 and current liabilities of $58,308; our cash balance was $0.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of June 30, 2012.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

During the final quarter of the year ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Ellis Martin, 57

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

D. Brett Whitelaw, 59

Vice-President and Director since August 26, 2009.

Since January 2000, Mr. Whitelaw has been a director of Conquest Resources Limited, which trades on the TSX Venture exchange under the ticker symbol “CQR” where he heads up the corporate development and investor relations department.

Mirza Santillan, 35

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

Board Committees

The Board of Directors has no committees due to its small size.  The Board acts as audit committee.

Item 11	Executive Compensation

Name and Principal Position	Year Ended June 30	Salary $	Other Annual Compensation $	Total $

Ellis Martin	2013	-	-	-
CEO, CFO, Director	2012	54.975	82.115	137,090

Mirza Santillan	2013	-	-	-
VP, Secretary	2012	2,000	-	2,000

D. Brett Whitelaw	2013	-	-	-
VP, Director	2012	-	-	-

Director Compensation

None

Employment Agreements with our Executive Officers

None

Equity Compensation Plans

None.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names of each person known to the Company to own more than 5% of the outstanding common stock as of June 30, 2013, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*
Common Stock	Ellis Martin	5,411,381	44.86%
Common Stock	Mirza Santillan	250,000	2.07%
Common Stock	D. Brett Whitelaw	5,015,000	41.46%
officer and directors as a group		10,676,381	88.39%

*The percent of class is based on 12,063,381 shares of common stock issued and outstanding as of June 30, 2013.

Item 13	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the year ended June 30, 2013 and 2012, the Company received loans from related parties totaling $4,865and $5,000 to fund operations with a total of $13,365 and $8,500 due as of June 30, 2013 and 2012.

Notes payable consisted of the following at June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012
Related Party payable	$13,365	$8,500
Discount on note	(933)	(767)
Net Total	$12,432	$7,733

The loans are non-interest bearing, due on demand and as such are included in current liabilities. The Company has imputed interest at a rate of approximately 5% for each of the aforementioned notes, which has been recorded as a discount to each note with an increase in paid in capital. Imputed interest expense for the year ended June 30, 2013 and 2012 was $496 and $389, respectively.

Director Independence

The Company has no independent directors.

Item 14	Principal Accounting Fees and Services

2012:

Our principal accountant for the year ended June 30, 2012 was L.L. Bradford.

Audit Fees:	$8,250
Audit-Related Fees:	$3,250
Tax Fees:	$0
All Other Fees:	$0

2013:

Our principal accountant for the year ended June 30, 2013 is L.L. Bradford.

Audit Fees:	$7,500
Audit-Related Fees:	$3,250
Tax Fees:	$0
All Other Fees:	$0

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Signature	Title	Date
/s/ D. Brett Whitelaw	Director	September 20, 2013
D. Brett Whitelaw
/s/ Ellis Martin	Director and Chief Executive Officer	September 20, 2013
Ellis Martin	(Principal Executive, Financial and Accounting Officer)

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
June 30, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Big Sky Productions, Inc.

We have audited the accompanying balance sheets of Big Sky Productions as of June 30, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Sky Productions as of June 30, 2013 and 2012 and the results of its operations, stockholders’ deficit, and cash flows for the years then ended in conformity accounting principles generally accepted in the United States of America.

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

/s/ L.L.Bradford &Company, LLC
Las Vegas, Nevada
September 19, 2013

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Balance Sheets

	June 30,
	2013	2012
ASSETS
Current assets
Cash	$-	$-
Prepaid expenses and other current assets	-	5,583
Total current assets	-	5,583

Equipment, net of accumulated depreciation of $12,396 and $7,380, respectively	463	5,479

Total assets	$463	$11,062

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$120	$401
Accounts payable	44,823	42,436
Note payable, related party, net of discounts of $933 and $767, respectively	12,432	7,733
Deferred revenue	-	12,213
Total current liabilities	57,375	62,783

Stockholders' deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 12,063,381 shares issued and outstanding as of June 30, 2013 and 2012, respectively	12,063	12,063
Additional paid in capital	83,413	82,751
Deficit accumulated during the development stage	(152,388)	(146,535)
Total stockholders' deficit	(56,912)	(51,721)

Total liabilities and stockholders' deficit	$463	$11,062

The accompanying notes are an integral part to these financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Operations

			From February
			28, 2008
	Years ended June 30,		(inception) to
	2013	2012	June 30, 2013
Revenue	$12,213	$381,532	$593,130
Cost of revenue	6,883	198,684	316,565
Gross profit	5,330	182,848	276,565

Operating Expenses
Professional fees	3,290	111,862	328,899
Depreciation	5,016	6,665	12,396
General and administrative	2,544	47,729	85,585
Total operating expenses	10,850	166,256	426,880

Other income (expense)
Gain on foreign currency exchange	-	-	102
Interest income	-	-	3
Other income	500	-	500
Interest expense	(833)	(1,177)	(2,678)
Total other income (expense)	(333)	(1,177)	(2,073)

Net income (loss)	$(5,853)	$15,415	$(152,388)

Basic and diluted income (loss) per common share - Basic and fully diluted	$(0.00)	$0.00

Weighted average shares outstanding - Basic and fully diluted	12,063,381	12,063,381

The accompanying notes are an integral part to these financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, February 28, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash, $.001 per share	2,500,000	2,500	-	-	2,500
Common stock issued for services, $.0026 per share	8,161,381	8,161	12,897	-	21,058
Net loss	-	-	-	(2,000)	(2,000)
Balance, June 30, 2008	10,661,381	10,661	12,897	(2,000)	21,558

Net loss	-	-	-	(71,748)	(71,748)
Balance, June 30, 2009	10,661,381	10,661	12,897	(73,748)	(50,190)

Common stock issued for cash	1,070,000	1,070	52,430	-	53,500
Common stock issued for services	332,000	332	16,268	-	16,600
Net loss	-	-	-	(44,551)	(44,551)
Balance, June 30, 2010	12,063,381	12,063	81,595	(118,299)	(24,641)

Net loss	-	-	-	(43,651)	(43,651)
Balance, June 30, 2011	12,063,381	12,063	81,595	(161,950)	(68,292)

Imputed interest	-	-	1,156	-	1,156
Net income	-	-	-	15,415	15,415
Balance, June 30, 2012	12,063,381	12,063	82,751	(146,535)	(51,721)

Imputed interest	-	-	662	-	662
Net loss				(5,853)	(5,853)
Balance, June 30, 2013	12,063,381	$12,063	$83,413	$(152,388)	$(56,912)

The accompanying notes are an integral part to these financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
			from February
			28, 2008
	Years ended June 30,		(inception) to
	2013	2012	June 30, 2013
Cash flows from operating activities
Net income (loss)	$(5,853)	$15,415	$(152,388)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	37,658
Depreciation	5,016	6,665	12,396
Amortization of debt discount	496	389	885
Changes in operating assets and liabilities
Accounts receivable	-	2,000	-
Prepaid expenses and other current asset	5,583	15,555	-
Accounts payable	2,387	3,640	44,823
Deferred revenue	(12,213)	(83,230)	-
Net cash used in operating activities	(4,584)	(39,566)	(56,626)

Cash flows from investing activities
Purchase of equipment	-	(6,098)	(12,859)
Cash flows from investing activities	-	(6,098)	(12,859)

Cash flows from financing activities
Bank overdraft	(281)	401	120
Related party payable	4,865	5,000	13,365
Proceeds from sale of stock	-	-	56,000
Net cash provided by financing activities	4,584	5,401	69,485

Net change in cash	-	(40,263)	-
Cash at beginning of period	-	40,263	-
Cash at end of period	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$37,658

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$668
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part to these financial statements.

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

Note 2 – Significant Accounting Policies

Basis of Presentation

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2013 or 2012.

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

Advertising contracts are structured to run for a time period between 30 and 120 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $12,213 and $0 respectively for and as of the year ended June 30, 2012.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

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

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

Note 2 - Significant Accounting Policies (continued)

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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

Note 3 – Going Concern

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

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

Note 4 – Property and Equipment

At June 30, 2013 and 2012, the Company had the following property and equipment:

	June 30,
	2013	2012
Leasehold improvements	$2,795	$2,795
Computer and video equipment	10,064	10,064
Sub Total	$12,859	$12,859

Accumulated depreciation	(12,396)	(7,380)
Total	$463	$5,479

Note 5 – Related Party Transactions

During the year ended June 30, 2013 and 2012, the Company received loans from related parties totaling $4,865and $5,000 to fund operations with a total of $13,365 and $8,500 due as of June 30, 2013 and 2012. The loans are non-interest bearing, due on demand and as such is included in current liabilities. Imputed interest has been considered, was determined to be immaterial to the financial statements as a whole and as such is not included herein.

During the years ended June 30, 2013 and 2012, the Company paid $0 and $82,115, respectively in commissions to a director and officer of the Company related to advertising sales during the period.

During the years ended June 30, 2013 and 2012, the Company incurred $0 and $2,000, respectively in transcription and administrative services to an officer of the Company.

During the years ended June 30, 2013 and 2012, the Company incurred $0 and $54,975, respectively in management fees to a director and officer of the Company.

Note 6 – Income Taxes

The Company follows FASB Codification Topic 740-10-25 (ASC 740-10-25) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

Note 6 – Income Taxes, (continued)

Operating loss carry forwards generated during the period from February 28, 2008 (date of inception) through June 30, 2013 of $151,503 will begin to expire in 2028, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization. Deferred tax assets of approximately $53,026 have been completely offset by a valuation allowance that increased by $18,750 and decreased by $5,531 during the years ended June 30, 2013 and 2012, respectively.

The Company recognized no increase in the liability for unrecognized tax benefits.  The Company has no tax positions at June 30, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at June 30, 2013 or 2012.

Note 7 – Stockholders’ Deficit

The Company is authorized to issue up to 75,000,000 shares of $0.001 par value common stock. At June 30, 2013, the Company had 12,063,381 common shares issued and outstanding. There are no preferred shares authorized, issued or outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

Note 8 – Subsequent Events

The Company has evaluated subsequent events through the date of this filing and determined there are none to disclose.