Form 10-Q
period 2013-09-30
Big Sky Productions, Inc.
filed 2013-11-06
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  12,063,381 shares of common stock as of September 30, 2013.

BIG SKY PRODUCTIONS INC.
FOR THE FISCAL QUARTER ENDED
MARCH 31, 2012

PART I

Item 1	Financial Statements

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
September 30, 2013

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)

Financial Statements
September 30, 2013

CONTENTS

Page(s)
Balance Sheets as of September 30 and June 30, 2013	5

Statements of Operations for the three months ended September 30, 2013 and 2012 and the period of February 28, 2008 (inception) to September 30, 2013	6

Statements of Cash Flows for the three months ended September 30, 2013 and 2012 and the period of February 28, 2008 (inception) to September 30, 2013	7

Notes to unaudited financial statements	8 - 11

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Balance Sheets
(Unaudited)

	September 30, 2013	June 30, 2013
ASSETS
Current assets
Cash	$6	$-
Total current assets	6	-

Equipment, net of accumulated depreciation of $12,652 and $12,396, respectively	207	463

Total assets	$213	$463

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$-	$120
Accounts payable	69,588	44,823
Note payable, related party, net of discounts of $818 and $913, respectively	15,844	12,432
Total current liabilities	85,432	57,375

Stockholders' deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 12,063,381 shares issued and outstanding as of September 30 and June 30, 2013, respectively	12,063	12,063
Additional paid in capital	83,413	83,413
Deficit accumulated during the development stage	(180,695)	(152,388)
Total stockholders' deficit	(85,219)	(56,912)

Total liabilities and stockholders' deficit	$213	$463

The accompanying notes are an integral part to these condensed financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Operations
(Unaudited)

			From February
			28, 2008
			(inception) to
	Three months ended September 30,		September 30,
	2013	2012	2013
Revenue	$-	$4,783	$593,130
Cost of revenue	-	2,178	316,565
Gross margin	-	2,605	276,565

Operating Expenses
Professional fees	25,432	600	354,331
Depreciation	256	1,957	12,652
General and administrative	3,292	1,345	88,877
Total operating expenses	28,980	3,902	455,860

Other income (expense)
Gain on foreign currency exchange	-	-	102
Interest income	-	-	3
Other income	788	-	1,288
Interest expense	(115)	(347)	(2,793)
Total other income (expense)	673	(347)	(1,400)

Net income (loss)	$(28,307)	$(1,644)	$(180,695)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	12,063,381	12,063,381

The accompanying notes are an integral part to these condensed financial statements.

BIGSKY PRODUCTIONS, INC
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
(Unaudited)

			For the period from February 28, 2008 (inception) to September 30, 2013

	Three months ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(28,307)	$(1,644)	$(180,695)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	37,658
Depreciation	256	1,957	12,652
Amortization of debt discount	115	111	1,000
Changes in operating assets and liabilities
Prepaid expenses and other current asset	-	2,178	-
Accounts payable	24,765	837	69,588
Deferred revenue	-	(4,783)	-
Net cash used in operating activities	(3,171)	(1,344)	(59,797)

Cash flows from investing activities
Purchase of equipment	-	-	(12,859)
Cash flows from investing activities	-	-	(12,859)

Cash flows from financing activities
Repayment of bank overdraft	(120)	(401)	-
Related party payable	3,297	1,890	16,662
Proceeds from sale of stock	-	-	56,000
Net cash provided by financing activities	3,177	1,489	72,662

Net change in cash	6	145	6
Cash at beginning of period	-	-	-
Cash at end of period	$6	$145	$6

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$37,658

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$668
Cash paid for income taxes	$-	$-	$-

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

Note 2 - Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2013.

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

Advertising contracts are structured to run for a time period between 30 and 120 days. Accordingly, revenues are recognized on a pro-rata basis resulting in recognized revenue and deferred revenue of $0 and $0, respectively as of and for the three months ended September 30, 2013 and $4,783 and $7,430 respectively for and as of the three months ended September 30, 2012.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.   At September 30 and June 30, 2013, the Company had the following property and equipment:

	September 30, 2013	June 30, 2013
Leasehold improvements	$2,795	$2,795
Computer and video equipment	10,064	10,064
Sub Total	$12,859	$12,859

Accumulated depreciation	(12,652)	(12,396)
Total	$207	$463

BIG SKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements

Note 4 – Related Party Transactions

During the three months ended September 30, 2013, the Company received loans totaling $3,297 from a related party to fund operations. There was a total of $16,662 due to related parties as of September 30, 2013. The loans are non-interest bearing, due on demand and as such is included in current liabilities. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole and as such is not included herein

Note 5 – Stockholders’ Equity

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

Note 6 – Subsequent Events

On October 1, 2013, the Company agreed to the issuance of a total of 800,000 shares of our common stock in exchange for professional services rendered.

On October 9, 2013, the Company acquired 100% of the working interest in NitroHeat, LLC in exchange for 20,000,000 shares of our common stock.

On October 15, 2013, the Company agreed to the issuance of a total of 2,062,175 shares of $0.001 par value common stock valued at $0.02 per share as settlement of $41,243.51 of accounts payable.

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

BUSINESS

During the quarter ended September 30, 2013, we discontinued our operations of an online news magazine and terrestrial radio program broadcast known as the “Ellis Martin Report”.

Subsequent to the quarter ended September 30, 2013, we completed the acquisition of NitroHeat, LLC, a California limited liability company (“NitroHeat") from its sole member Anand Derek Naidoo. Mr. Naidoo became our Chief Executive officer, President and Director, as well as remaining Chief Executive Officer of NitroHeat as a result of the acquisition. NitroHeat shall operate as our wholly-owned subsidiary. NitroHeat is a manufacturer and distributor of heated nitrogen systems primarily focused towards the spray-painting industry.

Future operations of the Company shall focus on NitroHeat.

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

Three Months ended September 30, 2012 and 2013:

Net Revenue

2012:  $4,783
2013:  $0

The decrease in revenues for 2013 was related to decreased revenue from the Ellis Martin Report as we divested ourselves of such radio program.

Expenses

2012:  $3,902
2013:  $28,980

The increase in expenses for 2013 were related to increased professional fee costs associated with re-listing the Company with the SEC and acquiring NitroHeat.

Net Profit (Loss)
2012:  ($1,644)
2013:  ($28,307)

Liquidity and Financial Condition

As of September 30, 2013, the Company had current assets of $6 and current liabilities of $85,432; our cash balance was $6.

We anticipate that additional capital will be required to implement our business plan for the next 12 months operating as NitroHeat.  In order to obtain the necessary capital, the Company may need to sell additional shares of common stock or borrow funds from private lenders.

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

Item 4     Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President, Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President, Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

N/A

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Defaults upon Senior Securities

None.

Item 4	Mine Safety Disclosures

N/A.

Item 5	Other Information

None.

Item 6	Exhibits

Number	Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Big Sky Productions, Inc.

Date: November 4, 2013	/s/ Anand Derek Naidoo
Anand Derek Naidoo Chief Executive Officer