Form 10-Q
period 2013-12-31
AUTRIS
filed 2014-02-19
CIK 1441362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-54000

AUTRIS

(Name of Registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0410480 (IRS Employer Identification Number)

(310) 430-1388
(Registrant's telephone number)

12021 Wilshire Blvd. #234 Los Angeles, CA 90025
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,328,556 common shares as of February 19, 2014.

AUTRIS

FOR THE FISCAL QUARTER ENDED

DECEMBER 31, 2013

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2013 and 2012 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flow for the six months ended December 31, 2013 and 2012 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

AUTRIS (Formerly known as Big Sky Productions, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	December 31,	June 30,
	2013	2013
ASSETS
Current assets
Cash	$124,197	$19,323
Accounts receivable	45,810	117,995
Prepaid expenses	150	-
Inventory	71,874	109,964
Total current assets	242,031	247,282

Fixed assets, net of accumulated depreciation of
$24,762 and $8,898, respectively	28,558	31,563
Goodwill	2,111,689	-

Total assets	$2,382,278	$278,845

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$31,086	$17,832
Notes payable, related party	41,016	-
Total current liabilities	72,102	17,832

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 38,369,556 and 20,000,000 issued and outstanding at December 31, 2013 and June 30, 2013, respectively	38,370	20,000
Additional paid in capital	2,138,500	-
Retained earnings	133,306	241,013
Total stockholders' equity	2,310,176	261,013

Total liabilities and stockholders' equity	$2,382,278	$278,845

See notes to unaudited condensed consolidated financial statements.

AUTRIS (Formerly known as Big Sky Productions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenue	$189,137	$97,052	$581,726	$243,665
Cost of revenue	122,686	58,158	359,235	126,096
Gross profit	66,451	38,894	222,491	117,569

Operating expenses
Professional fees	121,155	8,488	134,580	16,591
Depreciation	1,695	1,145	3,212	2,410
Travel	30,930	6,534	57,172	8,627
Research and development	-	-	30,035	4,290
Promotional and advertising	16,089	1,032	19,787	9,852
General and administrative	50,698	21,934	104,609	38,900
Total operating expenses	220,567	43,015	349,395	80,670

Income (loss) from operations	(154,116)	(4,121)	(126,904)	36,899

Other income (expense)
Interest income	2	-	16	-
Interest expense	(819)	-	(819)	-
Total other income (expense)	(817)	-	(803)	-

Net income (loss)	$(154,933)	$(4,121)	$(127,707)	$36,899
Net income (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding	32,659,256	20,000,000	22,361,319	20,000,000

See notes to unaudited condensed consolidated financial statements.

AUTRIS (Formerly known as Big Sky Productions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (127,707)	$ 36,899
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation	3,212	2,410
Amortization of debt discounts	819	-
Shares issued for services	41,000	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	72,185	-
Decrease in inventory	38,090	-
(Increase) in prepaid expenses	(150)	-
Increase (decrease) in accounts payable	(65,524)	(39,322)
Net cash used in operating activities	(38,074)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired in merger	7	-
Proceeds from notes payable – related party	41,016	-
Payments on notes payable – related party	(9,865)	-
Proceeds from the sale of common stock	111,790	-
Net cash provided by financing activities	142,948	-

NET CHANGE IN CASH	104,874	(13)
CASH AT BEGINNING OF PERIOD	19,323	2,097
CASH AT END OF PERIOD	$ 124,197	$ 2,084

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

SUPPLEMENTAL NON-CASH DISCLOSURES:
Shares issued for conversion of accounts payable	$ 41,244	$ -
Shares issued in connection with merger	$ 2,400,000	$ -

The accompanying notes are an integral part of these condensed financial statements.

AUTRIS

(formerly known as Big Sky Productions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business

AUTRIS (the “Company”) was incorporated in the State of Nevada on February 28, 2008 as Big Sky Productions, Inc. The Company filed a Certificate of Amendment with the Nevada Secretary of State on January 6, 2014 effecting the name change.

On October 09, 2013, we acquired 100% of the membership interest of NitroHeat, LLC. Under the membership interest purchase agreement, Autris issued 20,000,000 shares of its common stock to Dereck Naidoo(100% membership owner) exchange for 100% of NitroHeat, LLC.  For accounting purposes, the acquisition of the NitroHeat, LLC by Autris has been accounted for as a re-capitalization, similar to a reverse acquisition whereby the private company, NitroHeat, LLC, in substance acquired a non-operational public company (Autris) with nominal assets and liabilities for the purpose of becoming a public company.   Accordingly, NitroHeat, LLC is considered the acquirer for accounting purposes and thus, the historical financials are primarily that of NitroHeat, LLC As a result of this transaction, Autris changed its business direction and is now a manufacturer and distributor of heated nitrogen system primarily focused towards the spray painting industry.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended March 31, 2013.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the nine months ended December 31, 2013 are not necessarily indicative of results for the full fiscal year.

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

AUTRIS

(formerly known as Big Sky Productions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of consolidation

For the period ended December 31, 2013 and June 31, 2013, the consolidated financial statements include the accounts of NitroHeat, LLC and Autris. All significant intercompany balances and transactions have been eliminated. NitroHeat, LLC and Autris will be collectively referred herein to as the “Company”.

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2013.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

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

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

AUTRIS

(formerly known as Big Sky Productions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based compensation, continued

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.

Through the acquisition of NitroHeat, the Company derived revenues from the sale of advertising space on its radio program “The Ellis Martin Report.” “The Ellis Martin Report” is a paid news magazine airing on select AM radio stations in the United States.  Clients and/or guests compensated the Company for time on this program to expose their business or stories to the listening audience.

Since the acquisition of NitroHeat, the Company derives revenues from the sale of heated nitrogen systems.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations for the six months ended December 31, 2013 of $127,707.  The Company’s net operating loss was primarily related to expenses incurred in connection with its merger activities. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 4 – Fixed Assets

	December 31, 2013	June 30, 2013
Leasehold improvements	$2,795	$-
Computer and video equipment	10,064	-
Machinery	35,370	35,370
Furniture and equipment	5,091	5,091
Sub Total	$53,320	$40,461
Accumulated depreciation	(24,762)	(8,898)
Total	$28,558	$31,563

AUTRIS

(formerly known as Big Sky Productions, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Related Party Transactions

During the six months ended December 31, 2013, the Company repaid outstanding loans from related parties totaling $9,865 and received advancements of $41,016. There was a total of $41,016 due to related parties as of December 31, 2013. The loans are non-interest bearing, due on demand and as such are included in current liabilities.

Note 6 – Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 75,000,000 shares of $0.001 par value common stock. The Company has no stock option plan, warrants or other dilutive securities.

During the six months ended December 31, 2013:

•

The Company completed its acquisition of NitroHeat in exchange for 20,000,000 shares of its common stock with an estimated fair value of $2,400,000 or $0.12 per share. (See Note 1)

•

The Company issued 2,062,175 shares of common stock as settlement in full of $41,244 of accounts payable, representing the estimated fair value of the shares issued.

•

The Company issued 800,000 common shares with an estimated fair value of $16,000 or $0.02 per share in exchange for professional services received during the six month period.

•

The Company issued 250,000 shares of its common stock to an individual pursuant to a Consulting Agreement for general business development services received during the second fiscal quarter. The estimated fair value of the shares issued totaled $25,000 and has been recorded as a consulting expense.

•

The Company sold a total of 3,194,000 shares of its common stock for cash totaling $111,790 or $0.035 per share.

Note 7 – Subsequent Events

On various dates in January and February 2014, the Company issued a total of 2,809,000 common shares at a price of $0.035 for total cash proceeds of $98,315 and 150,000 common shares at a price of $0.10 per share for total cash proceeds of $15,000.

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

CORPORATE HISTORY AND BACKGROUND

AUTRIS, formerly Big Sky Productions, Inc. (the “Company”) was incorporated in the State of Nevada on February 28, 2008.  Effective January 14, 2014, our name change went effective and our ticker symbol was changed to “AUTR”.

The Company has elected a fiscal year end of June 30.

BUSINESS

We have discontinued our operations of an online news magazine and terrestrial radio program broadcast known as the “Ellis Martin Report” and during the quarter ended December 31, 2013, we completed the acquisition of NitroHeat, LLC, a California limited liability company (“NitroHeat") from its sole member Anand Derek Naidoo. Mr. Naidoo became our Chief Executive officer, President and Director, as well as remaining Chief Executive Officer of NitroHeat as a result of the acquisition. NitroHeat shall operate as a wholly-owned subsidiary of the Company.

NitroHeat is a manufacturer and distributor of nitrogen generators and compressed gas heaters, with all manufacturing and assembly conducted in the Gardena, California. This unique solution is currently supplied into the automotive and industrial spray painting markets. Even though NitroHeat’s initial focus was in the spray painting of vehicle and industrial applications, there are a variety of other uses for this system in the following areas: Food production and packaging, shielding gases in the industrial and aeronautical sector, fire retardants, wine production and bottling, shielding gas and aluminum extrusion.

In the painting segment, the benefits derived from the utilization of the NitroHeat system are; improved paint transfer efficiency, faster drying / curing time and a higher finish quality. In the industrial sectors, the Nitrogen generators are used as an alternative to compressed “bottled / tanked” nitrogen. The NitroHeat Nitrogen generators are able to produce “nitrogen on demand”. The Nitroheat compressed gas heaters are also used in a variety of industries requiring “hot air”. Our unique thermal process controllers are able to precisely supply compressed air or nitrogen at very specific temperatures.

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

Six Months ended December 31, 2012 and 2013:

Net Revenue

2012:  $243,665

2013:  $581,726

The increase in revenues of $338,061 during the six months ended December 31, 2013 when compared to the same period in 2012 was the result of the Company’s continued growth through the sales and industry adoption of its Nitrogen based painting systems.

Operating Expenses

2012:  $80,670

2013:  $349,395

The increase in operating expenses of $268,725 for the six months ended December 31, 2013 when compared to the same period in 2012 was the result of the company bringing its filings current with the SEC during the six months ended December 2013 as well as the existence of general operating expenses in NitroHeat which were not present in 2012.

4

Net Profit (Loss)

2012:  36,899

2013:  ($127,707)

Net loss during the six months ended December 31, 2013 was $127,707 compared to a net income of $36,899 during the same period in 2012. The increase in net loss of $164,606 was the result of increased professional services associated with bringing the company filings current with the SEC, travel associated with the NitroHeat due diligence process and increased general operating expenses associated with NitroHeat. The increase in operating expenses was partially offset by increased revenues.

Liquidity and Financial Condition

As of December 31, 2013, the Company had cash on hand of $124,197; $242,031 in total current assets and $72,102 in total current liabilities resulting in a positive working capital balance of $169,929.

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

Summary of Significant Accounting Policies

See Note 2 to our financial statements.

Recent Accounting Pronouncements

See Note 2 to our financial statements.

Off-Balance Sheet Arrangements

None.

Item 3     Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4     Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President, Chief Executive and Chief Financial Officers, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President, Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

PART II

Item 1

Legal Proceedings

None.

Item 1A

Risk Factors

This Item is not applicable.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3

Defaults upon Senior Securities

None.

Item 4

Mine Safety Disclosures

This Item is not applicable.

Item 5

Other Information

None.

6

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

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTRIS

Date: February 19, 2014	/s/ Anand Derek Naidoo
Anand Derek Naidoo Chief Executive Officer

8