Form 10-Q/A
period 2013-09-30
AUTRIS
filed 2014-05-21
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-54000

AUTRIS
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
☒ Yes            No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes                       No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  12,063,381 shares of common stock as of September 30, 2013.

Explanatory Note

On May 19, 2014, the Company’s Board of Directors, after consultation with management, determined that the Company’s pro forma financial statements as filed in the Form 8-K/A on December 24, 2013, and the financial statements, as included in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2013 and December 31, 2013 (collectively, the “Restatement Periods”) should no longer be relied upon and should be restated in order to characterize the acquisition of 100% of the membership interests of Nitroheat, LLC, on October 9, 2013, as a reverse capitalization rather than a re-capitalization.

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (the “Amendment”) has been filed to amend the Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2013, as filed on November 6, 2013 (the “Original Filing”).

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the restatement discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART I

Item 1	Financial Statements

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2013	2013
ASSETS
Current assets
Cash	$6	$-
Accounts receivable	-	-
Inventory	-	-
Total current assets	6	-

Equipment, net of accumulated depreciation	207	463

Total assets	$213	$463

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$-	$120
Accounts payable	94,588	44,823
Note payable, related party, net of discounts of $0 and $913, respetively	15,844	12,432
Total current liabilities	110,432	57,375

Stockholders' equity (deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 37,319,556 and 12,063,381 issued and outstanding at December 31 and June 30, 2013	13,113	12,063
Additional paid in capital	100,029	83,413
Accumulated deficit	(223,361)	(152,388)
Total stockholders' equity (deficit)	(110,219)	(56,912)

Total liabilities and stockholders' equity (deficit)	$213	$463

See notes to unaudited condensed consolidated financial statements.

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,
	2013	2012
Revenue	$-	$4,783
Cost of revenue	-	2,178
Gross profit	-	2,605

Operating expenses
Professional fees	68,099	600
Depreciation	256	1,957
Travel	-	-
Research and development	-	-
Promotional and advertising	-	-
General and administrative	3,292	1,345
Total operating expenses	71,647	3,902

Loss from operations	(71,647)	(1,297)

Other income (expense)
Interest income	-	-
Other income	788	-
Interest expense	(115)	(347)
Total other income (expense)	673	(347)

Net loss	$(70,974)	$(1,644)

Net loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	12,944,903	12,063,381

See notes to unaudited condensed consolidated financial statements.

BIGSKY PRODUCTIONS, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(70,974)	$(1,644)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	256	1,957
Amortization of debt discount		111
Shares issued for services	17,667	-
Changes in operating assets and liabilities
Accounts receivable	-	-
Inventory	-	-
Prepaid expenses and other current asset	-	2,178
Accounts payable and accrued liabilities	49,765	837
Deferred revenue	-	(4,783)
Net cash used in operating activities	(3,286)	(1,344)

Cash flows from investing activities
Purchase of equipment	-	-
Cash flows from investing activities	-	-

Cash flows from financing activities
Repayment of bank overdraft	(120)	(401)
Proceeds from notes payable - related party	3,412	1,890
Payments on notes payable - related party	-	-
Proceeds from sale of stock	-	-
Net cash provided by financing activities	3,292	1,489

Net change in cash	6	145
Cash at beginning of period	-	-
Cash at end of period	$6	$145

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

AUTRIS
(Formerly known as Big Sky Productions, Inc.)
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

AUTRIS
(Formerly known as Big Sky Productions, Inc.)
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

AUTRIS
(Formerly known as Big Sky Productions, Inc.)
Notes to Unaudited Condensed Financial Statements

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

Note 6 – Restatements

On May 19, 2014, the Board of Directors of the Company, after consulting with management, determined that the Company’s financial statements for the three months ended September 30, 2013 should no longer be relied upon and should be restated because of the Company’s accounting treatment of not properly accruing for services and recording common stock issued for services.

BALANCE SHEET	As Originally	Adjustments	As
AS OF SEPTEMBER 30, 2013	Filed	Increase/(Decrease)	Restated

ASSETS:
Cash and cash equivalents	$6	$-	$6
Equipment, net	207	-	207
Inventory	-	-	-
Deposits	-	-	-
TOTAL ASSETS	$213	$-	$213

LIABILITIES:
Accounts payable	$69,588	$25,000	$94,588
Sales tax payable	-	-	-
Bank overdraft	-	-	-
Accrued interest	-	-	-
Notes payable - related party	15,844	-	15,844
Indebtedness to related party	-	-	-
Long term accrued interest	-	-	-
Long term notes payable	-	-	-

EQUITY:
Common stock	12,063	1,050	13,113
Additional paid in capital	83,413	16,617	100,030
Deficit accumulated during development stage	(180,695)	(42,667)	(223,362)
TOTAL LIABILITIES AND EQUITY	$213	$-	$213

AUTRIS
(Formerly known as Big Sky Productions, Inc.)
Notes to Unaudited Condensed Financial Statements

Note 6 – Restatements (Continued)
STATEMENT OF OPERATIONS	As Originally	Adjustments	As
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013	Filed	Increase/(Decrease)	Restated

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Expenses:
General and administrative expenses	3,292	-	3,292
Depreciation	256	-	256
Professional fees	25,432	42,667	68,099
Total expenses	28,980	42,667	71,647

Other expense
Other income	788	-	788
Interest expense	(115)	-	(115)
Total other income (expense)	673	-	673

Net (loss)	$(28,307)	$(42,667)	$(70,974)

Weighted average number of shares
- basic and fully diluted	12,063,381	881,522	12,944,903

Net (loss) per share	$(0.00)	$(0.00)	$(0.01)

Note 7 – Subsequent Events

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

Item 6.	Exhibits

Number	Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Big Sky Productions, Inc.

Date: May 20, 2014	/s/ Anand Derek Naidoo
Anand Derek Naidoo Chief Executive Officer