Form 10-Q/A
period 2013-12-31
AUTRIS
filed 2014-05-21
CIK 1441362

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  41,328,556 shares of common stock as of February 19, 2014.

Explanatory Note

On May 19, 2014, the Company’s Board of Directors, after consultation with management, determined that the Company’s pro forma financial statements as filed in the Form 8-K/A on December 24, 2013, and the financial statements, as included in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarter ended September 30, 2013 and December 31, 2013 (collectively, the “Restatement Periods”) should no longer be relied upon and should be restated in order to characterize the acquisition of 100% of the membership interests of Nitroheat, LLC, on October 9, 2013, as a reverse capitalization rather than a re-capitalization.

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (the “Amendment”) has been filed to amend the Quarterly Report on Form 10-Q filed for the quarter ended December 31, 2013, as filed with the SEC on February 19, 2014 (the “Original Filing”).

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
AUTRIS
(Formerly known as Big Sky Productions, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2013	2013
ASSETS
Current assets
Cash	$124,198	$19,323
Accounts receivable	45,810	117,995
Prepaid expenses	150	-
Inventory	71,874	109,964
Total current assets	242,032	247,282

Equipment, net of accumulated depreciation	28,558	31,563

Total assets	$270,590	$278,845

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$31,086	$17,832
Note payable, related party, net of discounts of $0 and $913	41,016	-
Total current liabilities	72,102	17,832

Stockholders' equity (deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 37,319,556 and 12,063,381 issued and outstanding at December 31 and June 30, 2013	38,370	20,000
Additional paid in capital	26,811	-
Accumulated deficit	133,307	241,013
Total stockholders' equity (deficit)	198,488	261,013

Total liabilities and stockholders' equity (deficit)	$270,590	$278,845

See notes to unaudited condensed consolidated financial statements.

AUTRIS
(Formerly known as Big Sky Productions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Revenue	$189,137	$97,052	$581,726	$243,665
Cost of revenue	122,686	58,158	359,235	126,096
Gross profit	66,451	38,894	222,491	117,569

Operating expenses
Professional fees	101,155	8,488	114,580	16,591
Depreciation	1,695	1,145	3,212	2,410
Travel	30,930	6,534	57,172	8,627
Research and development	-	-	30,035	4,290
Promotional and advertising	16,089	1,032	19,787	9,852
General and administrative	50,698	21,934	104,609	38,900
Total operating expenses	200,567	39,133	329,395	80,670

Loss from operations	(134,116)	(239)	(106,904)	36,899

Other income (expense)
Interest income	2	-	16	-
Other income	-	-	-	-
Interest expense	(819)	-	(819)	-
Total other income (expense)	(817)	-	(803)	-

Net loss	$(134,933)	$(239)	$(107,707)	$36,899

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding	27,078,897	20,000,000	27,078,897	20,000,000

See notes to unaudited condensed consolidated financial statements.

AUTRIS
(Formerly known as Big Sky Productions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(107,707)	$36,899
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,212	-
Amortization of debt discount	819	2,410
Shares issued for services	41,000	-
Changes in operating assets and liabilities
Accounts receivable	72,185	-
Inventory	38,090	-
Prepaid expenses and other current asset	(150)	-
Accounts payable and accrued liabilities	(85,522)	(39,322)
Deferred revenue	-	-
Net cash used in operating activities	(38,073)	(13)

Cash flows from financing activities
Cash acquired in merger	7	-
Proceeds from notes payable - related party	41,016	-
Payments on notes payable - related party	(9,865)	-
Proceeds from sale of stock	111,790	-
Net cash provided by financing activities	142,948	-

Net change in cash	104,875	(13)
Cash at beginning of period	19,323	2,097
Cash at end of period	$124,198	$2,084

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued as settlement of accounts payable	$41,244	$-
Accounts receivable acquired in subsidiary acquisition	$2,400,000	$-
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

On October 09, 2013, we acquired 100% of the membership interest of NitroHeat, LLC. Under the membership interest purchase agreement, Autris issued 20,000,000 shares of its common stock to Dereck Naidoo(100% membership owner) exchange for 100% of NitroHeat, LLC.  For accounting purposes, the acquisition of the NitroHeat, LLC by Autris has been accounted for as a re-capitalization, similar to a reverse acquisition whereby the private company, NitroHeat, LLC, acquired (Autris) due to a change of control.   Accordingly, NitroHeat, LLC is considered the acquirer for accounting purposes and thus, the historical financials are primarily that of NitroHeat, LLC As a result of this transaction, Autris changed its business direction and is now a manufacturer and distributor of heated nitrogen system primarily focused towards the spray painting industry.

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
Note 2 – Summary of Significant Accounting Policies (continued)

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
Note 2 – Summary of Significant Accounting Policies (continued)

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

AUTRIS
(Formerly known as Big Sky Productions, Inc.)
Notes to Unaudited Condensed Financial Statements
Note 7 – Restatements

On May 19, 2014, the Board of Directors of the Company, after consulting with management, determined that the Company’s financial statements for the six months ended December 31, 2013 should no longer be relied upon and should be restated because of the Company’s accounting treatment of  not properly recording goodwill and common stock issued for services.

BALANCE SHEET	As Originally	Adjustments	As
AS OF DECEMBER 31, 2013	Filed	Increase/(Decrease)	Restated

ASSETS:
Cash and cash equivalents	$124,197	$-	$124,197
Accounts receivable	45,810	-	45,810
Prepaid expenses	150	-	150
Inventory	71,874	-	71,874
Fixed assets, net	28,558		28,558
Goodwill	2,111,689	(2,111,689)	-
TOTAL ASSETS	$2,382,278	$(2,111,689)	$270,589

LIABILITIES:
Accounts payable and accrued liabilities	$31,086	$-	$31,086
Notes payable - related party	41,016	-	41,016

EQUITY:
Common stock	38,370	-	38,370
Additional paid in capital	2,138,500	(2,111,689)	26,811
Deficit accumulated during development stage	133,306	-	133,306
TOTAL LIABILITIES AND EQUITY	$2,382,278	$(2,111,689)	$270,589

AUTRIS
(Formerly known as Big Sky Productions, Inc.)
Notes to Unaudited Condensed Financial Statements
Note 7 – Restatements (Continued)

STATEMENT OF OPERATIONS	As Originally	Adjustments	As
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013	Filed	Increase/(Decrease)	Restated

Revenue	$189,137	$-	$189,137
Cost of sales	122,686	-	122,686
Gross profit	66,451	-	66,451

Expenses:
Professional fees	121,155	(20,000)	101,155
Depreciation	1,695		1,695
Travel	30,930		30,930
Research and development			-
Promotional and advertising	16,089		16,089
General and administrative expenses	50,698	-	50,698
Total expenses	220,567	(20,000)	200,567

Other expense
Interest income	2		2
Interest expense	(819)	-	(819)
Total other expense	(817)	-	(817)

(Loss) before provision for income taxes	(154,933)	20,000	(134,933)

Provision for income taxes	-	-	-

Net (loss)	$(154,933)	$20,000	$(134,933)

Weighted average number of shares
- basic and fully diluted	32,659,256	(5,580,359)	27,078,897

Net (loss) per share	$(0.00)	$(0.00)	$(0.00)

AUTRIS
(Formerly known as Big Sky Productions, Inc.)
Notes to Unaudited Condensed Financial Statements
Note 7 – Restatements (Continued)

STATEMENT OF OPERATIONS	As Originally	Adjustments	As
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013	Filed	Increase/(Decrease)	Restated

Revenue	$581,726	$-	$581,726
Cost of sales	359,235	-	359,235
Gross profit	222,491	-	222,491

Expenses:
Professional fees	134,580	(20,000)	114,580
Depreciation	3,212		3,212
Travel	57,172		57,172
Research and development	30,035		30,035
Promotional and advertising	19,787		19,787
General and administrative expenses	104,609	-	104,609
Total expenses	349,395	(20,000)	329,395

Other expense
Interest income	16		16
Interest expense	(819)	-	(819)
Total other expense	(803)	-	(803)

(Loss) before provision for income taxes	(127,707)	20,000	(107,707)

Provision for income taxes	-	-	-

Net (loss)	$(127,707)	$20,000	$(107,707)

Weighted average number of shares
- basic and fully diluted	32,659,256	(5,580,359)	27,078,897

Net (loss) per share	$(0.00)	$(0.00)	$(0.00)

AUTRIS
(Formerly known as Big Sky Productions, Inc.)
Notes to Unaudited Condensed Financial Statements
Note 8 – Subsequent Events

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