Form 10-Q
period 2014-03-31
AUTRIS
filed 2014-05-21
CIK 1441362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  43,204,556 shares of common stock as of May 20, 2014.

AUTRIS
FOR THE FISCAL QUARTER ENDED
March 31, 2014

INDEX TO FORM 10-Q

PART I		Page

Item 1	Financial Statements (Unaudited)
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures

PART II

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Mine Safety Disclosures
Item 5	Other Information
Item 6	Exhibits
Signatures

PART I

Item 1	Financial Statements

AUTRIS
(Formerly known as Big Sky Productions, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2014	2013
ASSETS
Current assets
Cash	$186,009	$19,323
Accounts receivable	71,429	117,995
Inventory	48,867	109,964
Total current assets	306,305	247,282

Fixed assets, net of accumulated depreciation	28,191	31,563

Total assets	$334,496	$278,845

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$49,491	$17,832
Note payable, related party, net of discounts of $0 and $913	41,016	-
Total current liabilities	90,507	17,832

Stockholders' equity (deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 42,354,556 and 20,000,000 issued and outstanding at March 31, 2014 and June 30, 2013	42,355	20,000
Additional paid in capital	235,021	-
Accumulated deficit	(33,387)	241,013
Total stockholders' equity (deficit)	243,989	261,013

Total liabilities and stockholders' equity (deficit)	$334,496	$278,845

See notes to unaudited condensed consolidated financial statements.

AUTRIS
(Formerly known as Big Sky Productions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Revenue	$164,425	$387,962	$746,151	$631,627
Cost of revenue	107,732	239,633	466,967	365,729
Gross profit	56,693	148,329	279,184	265,898

Operating expenses
Professional fees	101,003	1,858	215,583	18,449
Depreciation	1,568	754	4,780	3,164
Travel	30,326	17,997	87,499	26,624
Research and development	5,776	41,495	35,810	45,785
Promotional and advertising	15,518	2,710	35,305	12,562
General and administrative	69,197	35,490	173,804	74,390
Total operating expenses	(166,695)	100,304	552,81	180,974

Loss from operations	(166,695)	48,025	(273,597)	84,924

Other income (expense)
Interest income	-	-	16	-
Other income	-	-	-	-
Interest expense	-	-	(819)	-
Total other income (expense)	-	-	(803)	-

Net loss	$(166,695)	$48,025	$(274,400)	$84,924

Net loss per common share	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average shares outstanding	41,124,045	20,000,000	31,692,267	20,000,000

See notes to unaudited condensed consolidated financial statements.

AUTRIS
(Formerly known as Big Sky Productions, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(274,400)	$84,924
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,780	-
Amortization of debt discount	933	2,410
Shares issued for services	41,000	-
Changes in operating assets and liabilities
Accounts receivable	67,099	-
Inventory	168,337	-
Prepaid expenses and other current asset	-	-
Accounts payable and accrued liabilities	31,659	(39,322)
Deferred revenue	-	-
Net cash used in operating activities	39,408	48,012

Cash flows from investing activities
Purchase of equipment	(1,201)	-
Cash flows from investing activities	(1,201)	-

Cash flows from financing activities
Cash acquired in merger	7	-
Proceeds from notes payable - related party	41,016	-
Payments on notes payable - related party	(9,865)	-
Proceeds from sale of stock	323,985	-
Net cash provided by financing activities	355,136	-

Net change in cash	166,686	48,012
Cash at beginning of period	19,323	2,097
Cash at end of period	$186,009	$50,109

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued as settlement of accounts payable	$41,244	$-
Accounts receivable acquired in subsidiary acquisition	$20,533	$-
Inventory acquired in subsidiary acquisition	$107,240	$-
Net equipment acquired in subsidiary acquisition	$30,046	$-
Common stock issued for goodwill	$28,191	$-

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

On October 09, 2013, we acquired 100% of the membership interest of NitroHeat, LLC. Under the membership interest purchase agreement, Autris issued 20,000,000 shares of its common stock to Derek Naidoo (100% membership owner) exchange for 100% of NitroHeat, LLC.  For accounting purposes, the acquisition of the NitroHeat, LLC by Autris has been accounted for as a re-capitalization, similar to a reverse acquisition whereby the private company, NitroHeat, LLC, acquired (Autris) due to a change of control.   Accordingly, NitroHeat, LLC is considered the acquirer for accounting purposes and thus, the historical financials are primarily that of NitroHeat, LLC As a result of this transaction, Autris changed its business direction and is now a manufacturer and distributor of heated nitrogen system primarily focused towards the spray painting industry.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation
The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended June 30, 2013.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the nine months ended March 31, 2014 are not necessarily indicative of results for the full fiscal year.

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

AUTRIS
(formerly known as Big Sky Productions, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Principles of consolidation
For the period ended March 31, 2014 and June 30, 2013, the consolidated financial statements include the accounts of NitroHeat, LLC and Autris. All significant intercompany balances and transactions have been eliminated. NitroHeat, LLC and Autris will be collectively referred herein to as the “Company”.

Cash and Cash Equivalents
All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2014.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations for the nine months ended March 31, 2014 of $274,400.  The Company’s net operating loss was primarily related to expenses incurred in connection with its merger activities. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

AUTRIS
(formerly known as Big Sky Productions, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 – Fixed Assets

	March 31, 2014	June 30, 2013
Leasehold improvements	$2,795	$-
Computer and video equipment	11,265	-
Machinery	35,370	35,370
Furniture and equipment	5,091	5,091
Sub Total	$54,521	$40,461
Accumulated depreciation	(26,330)	(8,898)
Total	$28,191	$31,563

Note 5 – Related Party Transactions

During the nine months ended March 31, 2014, the Company repaid outstanding loans from related parties totaling $9,865 and received advancements of $41,016. There was a total of $41,016 due to related parties as of March 31, 2014. The loans are non-interest bearing, due on demand and as such are included in current liabilities.

Note 6 – Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 75,000,000 shares of $0.001 par value common stock. The Company has no stock option plan, warrants or other dilutive securities.

During the nine months ended March 31, 2014:

•	The Company completed its acquisition of NitroHeat in exchange for 20,000,000 shares of its common stock which was recorded as a recapitalization because it was a reverse merger.

•	The Company issued 2,062,175 shares of common stock as settlement in full of $41,244 of accounts payable, representing the estimated fair value of the shares issued.

•	The Company issued 800,000 common shares with an estimated fair value of $16,000 or $0.02 per share in exchange for professional services received during the six month period.

•
The Company issued 250,000 shares of its common stock to an individual pursuant to a Consulting Agreement for general business development services received during the second fiscal quarter. The estimated fair value of the shares issued totaled $5,000 and has been recorded as a consulting expense.

•	The Company sold a total of 6,039,000 shares of its common stock for cash totaling $209,990 or $0.035 per share.

AUTRIS
(formerly known as Big Sky Productions, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6 – Stockholders’ Equity (Continued)

Common Stock (continued)

•	The Company sold a total of 1,140,000 shares of its common stock for cash totaling $113,995 or $0.10 per share.

Note 7 – Subsequent Events

In May 2014, the Company issued a total of 850,000 common shares at a price of $0.10 for total cash proceeds of $85,000.

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

OUR BUSINESS

We have discontinued our operations of an online news magazine and terrestrial radio program broadcast known as the “Ellis Martin Report” and during the quarter ended September 30, 2013, we completed the acquisition of NitroHeat, LLC, a California limited liability company (“NitroHeat") from its sole member Anand Derek Naidoo. Mr. Naidoo became our Chief Executive officer, President and Director, as well as remaining Chief Executive Officer of NitroHeat as a result of the acquisition. NitroHeat shall operate as a wholly-owned subsidiary of the Company.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the nine months ended March 31, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and our wholly-owned subsidiaries. In the preparation of our unaudited consolidated financial statements, intercompany transactions and balances are eliminated.

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

For the Three and Nine Months ended March 31, 2014

For the nine months ended March 31, 2014, operating expenses were $552,781, as compared to $180,974 for the nine months ended March 31, 2013. For the three months ended March 31, 2014, operating expenses were $223,388 as compared to $100,304 for the three months ended March 31, 2013. The increase in operating expenses for the three and nine month periods were primarily attributable to the increase in travel, promotional and marketing and general and administrative, the increase in professional fees primarily due to accounting and legal fees related to public company filing and reporting requirements increase of $101,003.

We did not incur income (loss) from discontinued during the three months ended March 31, 2014 and 2013 and the nine months ended March 31, 2014 and 2013.

For the nine months ended March 31, 2014 and 2013, we incurred a net loss of $274,400 and net income of $84,924, respectively.  For the three months ended March 31, 2014 and 2013, we incurred a net loss of $166,695 and net income of $48,025, respectively.

Liquidity and Capital Resources

As of March 31, 2014, our current assets were $306,305 and our current liabilities were $90,507, resulting in working capital of $215,798. We have been funding our operations through the issuance of common stock for operating capital purposes.

Liquidity and Financial Condition

As of March 31, 2014, the Company had current assets of $306,305 and current liabilities of $90,507; and a cash balance of $186,009.

We anticipate that additional capital will be required to implement our business plan for the next 12 months in our operations of NitroHeat.  In order to obtain the necessary capital, the Company may need to sell additional shares of common stock or borrow funds from private lenders.

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

Operating Activities

For the nine months ended March 31, 2014, net cash flows used in operating activities was $39,408 and was primarily attributable to our net loss of $274,400 adjusted for the add back by depreciation of $4,780 and offset by net changes in operating assets and liabilities of $158,694 due to an decrease in inventory of $168,337 and an increase in accounts payable and accrued expenses of $31,659. For the nine months ended March 31, 2013, net cash used by operating activities was $48,012 and was mainly the result of our net loss during the period.

Investing Activities

Net cash flows used in investing activities were $1,201 for the nine months ended March 31, 2014 and compared to $0 for the nine months ended March 31, 2013.  During the nine months ended March 31, 2014, we used cash for the purchase of equipment.

Financing Activities

Net cash flows provided by financing activities were $355,136 for the nine months ended March 31, 2014 resulting from net proceeds received from the sale of our common stock. Net cash flows provided by financing activities for the nine months ended March 31, 2013 was $323,985 and consisted of net proceeds from the sale of our common stock.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern in their audit opinion for the year ended June 30, 2013. We estimate that based on current plans and assumptions, that our available cash is insufficient to satisfy our cash requirements for the next 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to provide working capital necessary for our ongoing operations and obligations for the next 12 months. As of March 31, 2014, we had $186,009 available in cash.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

 Item 3    Quantitative and Qualitative Disclosures about Market Risk

This item is not required for a smaller reporting company.

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

PART II

Item 1    Legal Proceedings

None.

Item 1A.         Risk Factors

This Item is not applicable because the Company is a smaller reporting company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended March 31, 2014, we raised a total of $114,000 from five (5) investors, at $0.10 per share.  We are therefore obligated to issue a total of 1,140,000 shares of restricted common stock.  Such shares will be issued in accordance with the exemptions from registration as provided by Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”), and Regulation S promulgated thereunder.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

This Item is not applicable.

Item 5.   Other Information

On May 12, 2014, we raised a total of $85,000 from two (2) investors, at $0.10 per share.  We are therefore obligated to issue a total of 850,000 shares of restricted common stock.  Such shares will be issued in accordance with the exemptions from registration as provided by Section 4(a)(2) of the Act, and Regulation S promulgated thereunder.

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