Form 10-K
period 2014-06-30
AUTRIS
filed 2014-10-16
CIK 1441362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ] (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  approximately $1,608,981 at December 31, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  42,354,556 shares of common stock as of June 30, 2014.

FORWARD-LOOKING STATEMENT

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

Throughout this Annual Report on Form 10-K references to “we”, “our”, “us”, “the Company”, and similar terms refer to AUTRIS.

2

PART I

Item 1

Business

CORPORATE HISTORY AND BACKGROUND

AUTRIS (the “Company”) was incorporated in the State of Nevada on February 28, 2008 as Big Sky Productions, Inc. The Company filed a Certificate of Amendment with the Nevada Secretary of State on January 6, 2014 effecting the name change.

BUSINESS

During the quarter ended September 30, 2013, we completed the acquisition of NitroHeat, LLC, a California limited liability company (“NitroHeat") from its sole member Anand Derek Naidoo. Mr. Naidoo became our Chief Executive officer, President and Director, as well as remaining Chief Executive Officer of NitroHeat as a result of the acquisition. NitroHeat operates as a wholly-owned subsidiary of the Company.

NitroHeat is an assembler and supplier of nitrogen generators, air filtration systems, compressed air heaters and heated hoses. All assembly is conducted in Wilsonville, Oregon. Heated hoses are also manufactured in the Wilsonville facility. Component manufacturing is outsourced to third party vendors in the USA. Other components are manufactured and sourced from a variety of suppliers within North America, Europe and Asia.

The core client base of NitroHeat are the automotive and industrial paint service providers and include auto collision facilities as well as industrial component manufacturers.

Principal Products

•

NitroMax30 - Nitrogen generators producing 30cfm of 98% pure nitrogen on demand.

•

HeatPro200 – Compressed air heater for heating of compressed air or nitrogen up to a maximum of 200F

•

MaxDry200 – High performance tri stage filter, membrane dryer and heater – used to supply clean dry air for painting and other compressed air applications including powder coating.

•

Heated hoses manufactured at our Wilsonville facility are supplied as a sub component of the HeatPro200 and the MaxDry200

Distribution Methods

All products are supplied on a wholesale basis via a distributor network. Current distributors are as follows:

USA: - New England, Pennsylvania, New York, Florida, Georgia, Alabama, North Carolina, South Carolina, Utah, Nevada, Arizona, California and Ohio

Canada: - Vancouver, Toronto, Calgary, and Edmonton

Holland – Amsterdam

Germany – Olde

China – Shanghai

Competition

We have one competitor that manufactures a similar solution located in Italy.

We believe to have a competitive advantage over their products in that:

NITROHEAT systems are higher performance (produce nitrogen faster and a higher volume),NITROHEAT units are more than 25% less expensiveNITROHEAT offers custom design and build services.

NITROHEAT installation is almost 50% faster

Intellectual Property

We rely on upon intellectual property protection in the following areas:

1.

Unique Nitrogen Membrane

2.

Trade secret heated air hose formula

3.

Heater controls – wifi controller

Employees

As of June 30, 2014, the Company had 3 full-time and no part-time employees.

Item 1A

Risk Factors

Not required for a smaller reporting company.

Item 1B

Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2

Properties

The Company leases office and manufacturing space in Wilsonville, Oregon.

Item 3

Legal Proceedings

None.

Item 4

Mine Safety Disclosures

N/A.

PART II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is currently listed to trade in the over-the-counter securities market through OTCQB under the symbol “AUTR”.

The following table sets forth the quarterly high and low closing prices for our Common Stock for the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Closing Prices ($)
Quarter Ending	High	Low

2014
June 30	0.30	0.10
March 31	0.18	0.12

2013
December 31	0.12	0.12
September 30	0.12	0.12
June 30	0.08	0.08
March 31	0.15	0.08

2012
December 31	0.25	0.12
September 30	0.25	0.25
June 30	0.25	0.07
March 31	0.07	0.07

Holders

As of June 30, 2014, we had 97 holders of record of our common stock.

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

Years ended June 30, 2014 and 2013:

Gross Revenue

2014:  $870,354

2013:  $791,520

The increase in revenues for 2014 was related to our acquisition of NitroHeat and resulting business in sales of our nitrogen based products.

For 2014 our cost of revenue was $547,067, giving a gross profit of $323,287.

Expenses

2014:  $921,778

2013:  $246,373

The increase in expenses for 2014 was related to costs associated with our NitroHeat business and professional fees associated with being a public company reporting with the SEC.

Net Profit (Loss)

2014:  ($601,198)

2013:   $277,842

Liquidity and Financial Condition

As of June 30, 2014, the Company had current assets of $114,162 and current liabilities of $274,999; our cash balance was $65,424.

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

None.

Item 9A

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive and Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our Chief Executive and Financial Officers.

Based on that evaluation, our management, including our Chief Executive and Financial Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of June 30, 2014.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

During the final quarter of the year ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B

Other Information

None.

PART III

Item 10

Directors, Executive Officers and Corporate Governance

Anand Derek Naidoo, 49

Chief Executive Officer, President and Director since October 10, 2013

Mr. Naidoo has been Chief Executive Officer of NitroHeat since 2011. Prior to this, Mr. Naidoo was CEO of Auto Body Speed Shop from 2009 to 2011, and CEO of UDI Group from 2001 to 2009.

Ellis Martin, 58

Chief Financial Officer and Director since inception.

In addition to performing his duties for the Company, from 2000 to present, Mr. Martin has been the Executive Producer of The Opportunity Show and is the President and CEO of the parent corporation, Sol Media International Ltd.  Sol Media produces and airs syndicated financial and talk radio programs such as The Opportunity Show heard on radio stations across North America. Prior to this employment Mr. Martin has held a variety of broadcasting positions in California, New York and New Mexico.   He has been a member of the Hollywood Screen Actor’s Guild since 1990. He is a founding director of the New Mexico Film Industry Coalition, as well as the Southwest Playwright’s Laboratory.

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

Director Qualifications

The Company has determined that Mr. Martin is qualified to serve as a director due to his experience in public company markets and obligations.

The Company has determined that Mr. Naidoo is qualified to serve as a director due to his experience in the automotive and paint industries.

Code of Ethics

The Company’s Board of Directors has approved a Code of Ethics for management relating to financial disclosures and filings related to future reporting requirements. A copy of the Code of Ethics will be made available to you by contacting the Company at its headquarters.

Board Committees

The Board of Directors has no committees due to its small size.  The Board acts as audit committee.

Item 11

Executive Compensation

Name and Principal Position	Year Ended June 30	Salary $	Other Annual Compensation $	Total $

Ellis Martin	2013	-	-	-
CFO	2014	-	$30,000	$30,000

Anand Derek Naidoo	2013	-	-	-
CEO	2014	-	$60,000	$60,000

Director Compensation

None

Employment Agreements with our Executive Officers

None

Equity Compensation Plans

None.

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names of each person known to the Company to own more than 5% of the outstanding common stock as of October 8, 2014, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class*
Common Stock	Anand Derek Naidoo	20,000,000		47.22
Common Stock	Ellis Martin	3,911,381		9.23
Common Stock	D. Brett Whitelaw	3,500,000		8.26
Common Stock	Wolf Capital Corp.	2,831,350		6.56
Common Stock	Lindsay Capital Corp.	2,579,714	(1)	5.98
officers/directors as a group		23,911,381		56.46

*The percent of class is based on 42,354,556 shares of common stock issued and outstanding.

(1) As of October 8, 2014 Lindsay Capital Corp has failed to pay for 600,000 of these shares of common stock.

Item 13

Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

2014

During the year ended June 30, 2014, the Company repaid outstanding loans from related parties totaling $9,865 and received advancements of $131,016. There was a total of $131,016 due to related parties as of June 30, 2014. The loans are non-interest bearing, due on demand and as such are included in current liabilities.

As of June 30, 2014 the Company had accrued executive compensation of $60,000 and $1,904 in accrued imputed interest.

2013 and 2012

During the year ended June 30, 2013 and 2012, the Company received loans from related parties totaling $4,865 and $5,000 to fund operations. The loans were repaid in 2014.

Director Independence

The Company has no independent directors.

Item 14

Principal Accounting Fees and Services

2014:

Our principal accountant for the year ended June 30, 2014 is L.L. Bradford.

Audit Fees:

$25,000

Audit-Related Fees:

$15,000

Tax Fees:

$0

All Other Fees:

$0

2013:

Our principal accountant for the year ended June 30, 2013 was L.L. Bradford.

Audit Fees:

$7,500

Audit-Related Fees:

$3,250

Tax Fees:

$0

All Other Fees:

$0

PART IV

Item 15

  Exhibits, Financial Statement Schedules

Number	Exhibit

31.1	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTRIS

Date: October 14, 2014	/s/ Anand Derek Naidoo
Anand Derek Naidoo, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anand Derek Naidoo Anand Derek Naidoo	Director and Chief Executive Officer	October 14, 2014
/s/ Ellis Martin Ellis Martin	Director and Chief Financial and Accounting Officer	October 14, 2014

AUTRIS
(Formerly known as Big Sky Productions, Inc.)

Financial Statements

June 30, 2014 and 2013

SLS International, Inc.

Notes to Financial Statements.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Autris

We have audited the accompanying consolidated balance sheets of Autris as of June 30, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year periods ended June 30, 2014. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of  Autris  as of  June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year periods ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford &Company, LLC

Las Vegas, Nevada

October 14, 2014

AUTRIS
(Formerly known as Big Sky Productions, Inc.)
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	June 30,	June 30,
	2014	2013
ASSETS
Current assets
Cash	$65,424	$19,323
Accounts receivable	23,251	110,741
Inventory	25,487	85,429
Total current assets	114,162	215,493

Fixed assets, net of accumulated depreciation	26,493	31,563

Total assets	$140,655	$247,056

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$57,371	$17,832
Accrued expense - related party	60,000	-
Accrued imputed interest - related party	1,904	-
Note payable, related party, net of discounts of $0 and $913	56,016	-
Total current liabilities	175,291	17,832

Stockholders' equity (deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 42354556 and 20,000,000 issued and outstanding at June 30, 2014 and June 30, 2013	42,355	20,000
Additional paid in capital	235,021	-
Accumulated deficit	(312,012)	209,224
Total stockholders' equity (deficit)	(34,636)	229,224

Total liabilities and stockholders' equity (deficit)	$140,655	$247,056

See notes to audited consolidated financial statements.

AUTRIS
(Formerly known as Big Sky Productions, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	Year ended June 30,
	2014	2013
Revenue	$870,354	$783,482
Cost of revenue	510,421	266,540
Gross profit	359,933	516,942

Operating expenses
Professional fees	151,221	3,798
Consulting fees - related party	99,865	-
Depreciation	6,015	9,104
Travel	107,358	35,995
Research and development	36,810	82,990
Promotional and advertising	54,063	5,919
Bad debt expense	18,700	-
General and administrative	346,035	108,567
Officer Compensation	60,000	-
Total operating expenses	880,067	246,373

Loss from operations	(520,134)	270,569

Other income (expense)
Interest income	688	20
Other income	-	-
Interest expense	(1,790)	-
Total other income (expense)	(1,102)	20

Net loss	$(521,236)	$270,589

Net loss per common share	$(0.02)	$0.01

Weighted average shares outstanding	34,350,536	20,000,000

See notes to audited consolidated financial statements.

AUTRIS
(Formerly known as Big Sky Productions, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(AUDITED)

			Additional		Total
			Paid		Stockholders'
	Common Shares		in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, July 1, 2012	20,000,000	$ 20,000.00	$ -	$ (61,364)	$ (41,364)

Net loss	-	-	-	270,589	270,589

Balance, June 30, 2013	20,000,000	$ 20,000	$ -	$ 209,225	$ 229,225

October 10, 2013
Recapitalization due to reverse merger	13,113,381	13,113	(124,300)	-	(111,187)

October 15, 2013
Settlement of accounts payable	2,062,175	2,062	39,182	-	41,244

November 30, 2013
Issued for services rendered	-	-	3,333	-	3,333

January 31, 2014
Issued for cash	6,039,000	6,039	203,951	-	209,990

March 31, 2014
Issued for cash	1,140,000	1,140	112,855	-	113,995

Net loss	-	-	-	(521,236)	(521,236)

Balance, June 30, 2014	42,354,556	$ 42,355	$ 235,021	$ (312,012)	$ (34,636)

 See notes to audited consolidated financial statements.

AUTRIS (Formerly known as Big Sky Productions, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	Year ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(521,236)	$270,589
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,015	9,104
Shares issued for services	41,000	-
Changes in operating assets and liabilities
Accounts receivable	108,023	(110,741)
Inventory	167,182	(85,429)
Prepaid expenses and other current asset	-	-
Accounts payable and accrued liabilities	30,182	17,831
Accrued expense - related party	60,000	-
Accrued imputed interest - related party	1,904	-
Net cash used in operating activities	(106,930)	101,354

Cash flows from investing activities
Purchase of equipment	(1,201)	(28,306)
Cash flows from investing activities	(1,201)	(28,306)

Cash flows from financing activities
Bank overdraft	-	(5,252)
Proceeds from notes payable - related party	226,904	-
Payments on notes payable - related party	(170,000)	(68,473)
Proceeds from sale of stock	323,985	20,000
Net cash provided by financing activities	380,889	(53,725)

Net change in cash	46,101	19,323
Cash at beginning of period	19,323	-
Cash at end of period	$65,424	$19,323

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued as settlement of accounts payable	$41,244	$-
Accounts receivable acquired in subsidiary acquisition	$20,533	$-
Inventory acquired in subsidiary acquisition	$107,240	$-
Net equipment acquired in subsidiary acquisition	$30,046	$-
Common stock issued for goodwill	$26,493	$-

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to audited consolidated financial statements.

AUTRIS

(formerly known as Big Sky Productions, Inc.)

Notes to Consolidated Financial Statements

(Audited)

Note 1 –Nature of Business

AUTRIS (the “Company”) was incorporated in the State of Nevada on February 28, 2008 as Big Sky Productions, Inc. The Company filed a Certificate of Amendment with the Nevada Secretary of State on January 6, 2014 effecting the name change.

On October 09, 2013, we acquired 100% of the membership interest of NitroHeat, LLC. Under the membership interest purchase agreement, Autris issued 20,000,000 shares of its common stock to Derek Naidoo (100% membership owner) exchange for 100% of NitroHeat, LLC.  For accounting purposes, the acquisition of the NitroHeat, LLC by Autris has been accounted for as a re-capitalization, similar to a reverse acquisition whereby the private company, NitroHeat, LLC, acquired (Autris) due to a change in control.   Accordingly, NitroHeat, LLC is considered the acquirer for accounting purposes and thus, the historical financials are primarily that of NitroHeat, LLC As a result of this transaction, Autris changed its business direction and is now a manufacturer and distributor of heated nitrogen system primarily focused towards the spray painting industry.

Note 2 –Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Principles of consolidation

For the year ended June 30, 2014 and June 30, 2013, the consolidated financial statements include the accounts of NitroHeat, LLC and Autris. All significant intercompany balances and transactions have been eliminated. NitroHeat, LLC and Autris will be collectively referred herein to as the “Company”.

Cash and cash equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2014 and 2013.

AUTRIS
(formerly known as Big Sky Productions, Inc.)
Notes to Consolidated Financial Statements
(Audited)

Accounts receivable

The Company reported balance of accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy and adjust its allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of its individual customers. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. While estimates are involved, bad debts historically have not been a significant factor given the diversity of its customer base and well established historical payment patterns.

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

Earnings per share

FASB ASC 260, “Earnings Per Share”provides for calculation of "basic" and "diluted" earnings (loss) per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

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

Notes to Consolidated Financial Statements

(Audited)

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

Through the acquisition of NitroHeat, the Company derived revenues from the sale of advertising space on its radio program “The Ellis Martin Report.”“The Ellis Martin Report”is a paid news magazine airing on select AM radio stations in the United States.  Clients and/or guests compensated the Company for time on this program to expose their business or stories to the listening audience.

Since the acquisition of NitroHeat, the Company derives revenues from the sale of heated nitrogen systems.

Advertising

The Company expenses advertising costs as incurred.  The Company’s advertising expenses totaled $53,992 and $5,919 for the years ended June 30, 2014 and 2013, respectively.

Research and development

Research and development costs are expensed as incurred. During the years ended June 30, 2014 and 2013 research and development costs were $36,810 and $82,990, respectively.

Income taxes

The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

AUTRIS

(formerly known as Big Sky Productions, Inc.)

Notes to Consolidated Financial Statements

(Audited)

Income taxes (continued)

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2014, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2014, no income tax expense has been incurred.

The Company is taxed as a partnership for federal income tax purposes for the year ended June 30, 2013 such that its taxable income or loss is reported on the income tax returns of its members. No provision for income tax expense is provided for in these consolidated financial statements.

Concentration of business and credit risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.  The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash.  The Company maintains its cash in bank accounts which, may at times, exceed federally-insured limits.

We review a customer’s credit history before extending credit. As at and for the years ended June 30, 2014 and 2013 there was one individual customer with a balance in excess of 10% of the accounts receivable and there were no customers in excess of 10% of net sales.

Year-end

The Company has adopted June 30, as its fiscal year end.

Recent accounting pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements

AUTRIS

(formerly known as Big Sky Productions, Inc.)

Notes to Consolidated Financial Statements

(Audited)

Note 3 –Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations for the year ended June 30, 2014 of $601,198.  The Company’s net operating loss was primarily related to expenses incurred in connection with its merger activities. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 4 –Fixed Assets

	June 30, 2014	June 30, 2013
Leasehold improvements	$2,795	$-
Computer and video equipment	11,265	-
Machinery	35,370	35,370
Furniture and equipment	5,091	5,091
Sub Total	$54,521	$40,461
Accumulated depreciation	(28,028)	(8,898)
Total	$26,493	$31,563

Note 5 –Related Party Transactions

During the year ended June 30, 2014, the Company repaid outstanding loans from related parties totaling $9,865 and received advancements of $131,016. There was a total of $131,016 due to related parties as of June 30, 2014. The loans are non-interest bearing, due on demand and as such are included in current liabilities.

As of June 30, 2014, the Company had accrued executive compensation of $60,000 and $1,904 in accrued imputed interest.

AUTRIS

(formerly known as Big Sky Productions, Inc.)

Notes to Consolidated Financial Statements

(Audited)

Note 6 –Stockholders’Equity

Common Stock

The Company is authorized to issue up to 75,000,000 shares of $0.001 par value common stock. The Company has no stock option plan, warrants or other dilutive securities.

During the year ended June 30, 2014:

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

Note 7 –Income Taxes

At June 30, 2014, the Company had a federal operating loss carryforward of $601,198, which begins to expire in 2034.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30, 2014:

2014
Deferred tax assets:
Net operating loss carryforward	$ 210,419
Total deferred tax assets	210,419
Less: Valuation allowance	(210,419)
Net deferred tax assets	$ -

AUTRIS

(formerly known as Big Sky Productions, Inc.)

Notes to Consolidated Financial Statements

(Audited)

Note 7 –Income Taxes (Continued)

The valuation allowance for deferred tax assets as of June 30, 2014 was $210,419, respectively, which will begin to expire 2034.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2014 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30, 2014:

2014
Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

Note 8 –Subsequent Events

In July 2014, the Company executed a vehicle lease agreement for a period of 36 months with a monthly amount of $1,117.

In July 2014, the Company executed a lease agreement for a period of 37 months with an initial monthly base rent of $2,200 plus estimated triple net expenses.  The Company was required to pay a security deposit of $4,534.

The future minimum lease payments are as follows:

Years Ended June 30,
2015	$ 26,400
2016	27,060
2017	27,872
2018	4,668
Total	$ 86,000

