Form 10-Q
period 2014-09-30
AUTRIS
filed 2014-11-20
CIK 1441362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-54000

AUTRIS

(Name of Registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0410480 (IRS Employer Identification Number)

(310) 430-1388
(Registrant's telephone number) 12021 Wilshire Blvd. #234 Los Angeles, CA

90025
(Address of principal executives offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  42,604,556 shares of common stock as of November 19, 2014.

AUTRIS

FOR THE FISCAL QUARTER ENDED

September 30, 2014

2

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

AUTRIS
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2014	2014
ASSETS
Current assets
Cash	$34,336	$65,424
Accounts receivable	41,905	23,251
Inventory	30,950	25,487
Total current assets	107,191	114,162

Fixed assets, net of accumulated depreciation	27,730	26,493

Total assets	$134,921	$140,655

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$139,948	$57,371
Accrued expense - related party	60,000	60,000
Accrued imputed interest - related party	3,228	1,904
Note payable, related party, net of discounts of $0 and $913	176,016	56,016
Total current liabilities	379,192	175,291

Stockholders' equity (deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 42354556 and 20,000,000 issued and outstanding at September 30, 2014 and June 30, 2014	42,605	42,355
Additional paid in capital	259,771	235,021
Accumulated deficit	(546,647)	(312,012)
Total stockholders' equity (deficit)	(244,271)	(34,636)

Total liabilities and stockholders' equity (deficit)	$134,921	$140,655

See notes to unaudited consolidated financial statements.

AUTRIS
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	September 30,
	2014	2013
Revenue	$57,446	$406,925
Cost of revenue	39,167	260,725
Gross profit	18,279	146,200

Operating expenses
Professional fees	49,361	13,352
Depreciation	1,662	-
Travel	14,684	26,242
Research and development	-	30,035
Promotional and advertising	1,324	3,698
Bad debt expense	-	-
General and administrative	238,770	52,615
Total operating expenses	305,801	125,942

Loss from operations	(287,522)	20,258

Other income (expense)
Interest income	-	14
Other income	54,210	-
Interest expense	(1,323)	-
Total other income (expense)	52,887	14

Net loss	$(234,635)	$20,272

Net loss per common share	$(0.01)	$0.00

Weighted average shares outstanding	42,379,556	20,000,000

See notes to unaudited consolidated financial statements.

AUTRIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(234,635)	$20,272
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,662	1,518
Changes in operating assets and liabilities
Accounts receivable	(18,654)	84,153
Inventory	(5,463)	-
Accounts payable and accrued liabilities	82,577	8,000
Accrued imputed interest - related party	1,324	-
Net cash used in operating activities	(173,189)	113,943

Cash flows from investing activities
Purchase of equipment	(2,900)	(2,774)
Cash flows from investing activities	(2,900)	(2,774)

Cash flows from financing activities
Bank overdraft	-	-
Payments from notes payable - related party	357, 658	-
Payments on notes payable - related party	(11,000)	-
Proceeds from sale of stock	25,000	-
Net cash provided by financing activities	371,658	-

Net change in cash	(31,088)	111,169
Cash at beginning of period	65,424	19,323
Cash at end of period	$34,336	$130,492

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued as settlement of accounts payable	$-	$-
Accounts receivable acquired in subsidiary acquisition	$-	$-
Inventory acquired in subsidiary acquisition	$-	$-
Net equipment acquired in subsidiary acquisition	$-	$-
Common stock issued for goodwill	$-	$-

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to unaudited consolidated financial statements.

AUTRIS

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended June 30, 2014.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended September 30, 2014 are not necessarily indicative of results for the full fiscal year.

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

AUTRIS
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Principles of consolidation

For the period ended September 30, 2014 and June 30, 2014, the consolidated financial statements include the accounts of NitroHeat, LLC and Autris. All significant intercompany balances and transactions have been eliminated. NitroHeat, LLC and Autris will be collectively referred herein to as the “Company”.

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2014.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations for the three months ended September 30, 2014 of $234,635.  The Company’s net operating loss was primarily related to expenses incurred in connection with its merger activities. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

AUTRIS

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Fixed Assets

	September 30, 2014	June 30, 2014
Leasehold improvements	$2,795	$2,795
Computer and video equipment	11,265	11,265
Machinery	38,239	35,370
Furniture and equipment	5,091	5,091
Sub Total	$57,390	$54,521
Accumulated depreciation	(29,660)	(28,028)
Total	$27,730	$26,493

Note 5 – Related Party Transactions

During the three months ended September 30, 2014, the Company repaid outstanding loans from related parties totaling $11,000 and received advancements of $357,658. There was a total of $176,016 due to related parties as of September 30, 2014. The loans are non-interest bearing, due on demand and as such are included in current liabilities.

Note 6 – Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 75,000,000 shares of $0.001 par value common stock. The Company has no stock option plan, warrants or other dilutive securities.

During the three months ended September 30, 2014:

•

The Company sold a total of 250,000 shares of its common stock for cash totaling $25,000 or $0.10 per share.  The Company also accepted subscription agreements for 600,000 shares of its common stock for cash of $60,000.  The shares were issued, but the cash was never received.  The Company is in negotiations with the investor to resolve this issue.

AUTRIS

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Subsequent Events

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

OUR BUSINESS

We have discontinued our operations of an online news magazine and terrestrial radio program broadcast known as the “Ellis Martin Report” and during the quarter ended September 30, 2013, we completed the acquisition of NitroHeat, LLC, a California limited liability company (“NitroHeat") from its sole member Anand Derek Naidoo. Mr. Naidoo became our Chief Executive officer, President and Director, as well as remaining Chief Executive Officer of NitroHeat as a result of the acquisition. NitroHeat shall operate as a wholly-owned subsidiary of the Company.NitroHeat is a manufacturer and distributor of nitrogen generators and compressed gas heaters, with all manufacturing and assembly conducted in the Gardena, California. This unique solution is currently supplied into the automotive and industrial spray painting markets. Even though NitroHeat’s initial focus was in the spray painting of vehicle and industrial applications, there are a variety of other uses for this system in the following areas: Food production and packaging, shielding gases in the industrial and aeronautical sector, fire retardants, wine production and bottling, shielding gas and aluminum extrusion.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the three months ended September 30, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

For the Three Months ended September 30, 2014

For the three months ended September 30, 2014, operating expenses were $305,801, as compared to $125,942 for the three months ended September 30, 2013. The increase in operating expenses for the three month periods were primarily attributable to the increase in travel, promotional and marketing and general and administrative, the increase in professional fees primarily due to accounting and legal fees related to public company filing and reporting requirements increase of $101,003.

We did not incur income (loss) from discontinued during the three months ended September 30, 2014 and 2013.

For the three months ended September 30, 2014 and 2013, we incurred a net loss of $234,635 and net income of $20,272, respectively.

Liquidity and Capital Resources

As of September 30, 2014, our current assets were $107,191 and our current liabilities were $379,192, resulting in working capital of $272,001. We have been funding our operations through the issuance of common stock for operating capital purposes.

Liquidity and Financial Condition

As of September 30, 2014, the Company had current assets of $107,191 and current liabilities of $379,192; and a cash balance of $34,336.

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

3

Operating Activities

For the three months ended September 30, 2014, net cash flows used in operating activities was $173,189 and was primarily attributable to our net loss of $234,635 adjusted for the add back by depreciation of $1,662 and offset by net changes in operating assets and liabilities of $59,784 due to an increase in accounts receivable of $18,654, an increase in inventory of $5,463 and an increase in accounts payable and accrued expenses of $82,577 and increase in accrued imputed interest – related party of $1,324. For the three months ended September 30, 2013, net cash used by operating activities was $113,943 and was primarily attributable to our net income of $20,272 adjusted for the add back by depreciation of $1,518 and offset by net changes in operating assets and liabilities of $92,153 due to an decrease in accounts receivable of $84,153 and an increase in accounts payable and accrued expenses of $8,000.

Investing Activities

Net cash flows used in investing activities were $2,900 for the three months ended September 30, 2014 and compared to $2,774 for the nine months ended September 30, 2013.

Financing Activities

Net cash flows provided by financing activities were $371,658 for the three months ended September 30, 2014 resulting from the net proceeds received from the proceeds received from the notes payable $346,658 and net proceeds received from the sale of our common stock. Net cash flows provided by financing activities for the three months ended September 30, 2013 was $0 and consisted of net proceeds from the sale of our common stock.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern in their audit opinion for the three months ended September 30, 2014. We estimate that based on current plans and assumptions, that our available cash is insufficient to satisfy our cash requirements for the next 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to provide working capital necessary for our ongoing operations and obligations for the next 12 months. As of September 30, 2014, we had $34,336 available in cash.

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

4

PART II

Item 1

Legal Proceedings

None.

Item 1A.

Risk Factors

This Item is not applicable because the Company is a smaller reporting company.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended September 30, 2014, we raised a total of $25,000 from one (1) investor, at $0.10 per share.  We are therefore obligated to issue a total of 250,000 shares of restricted common stock.  Such shares will be issued in accordance with the exemptions from registration as provided by Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”), and Regulation S promulgated thereunder.

Item 3.

Defaults upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

This Item is not applicable.

Item 5.

Other Information

None.

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

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTRIS

Date: November 19, 2014	/s/ Anand Derek Naidoo
Anand Derek Naidoo Chief Executive Officer

6