Form 10-Q/A
period 2014-09-30
AUTRIS
filed 2015-01-15
CIK 1441362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

(310) 430-1388
(Registrant's telephone number) 27929 SW 95th Avenue Wilsonville, OR

97070
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  43,168,556 shares of common stock as of January 14, 2015.

EXPLANANTORY NOTE

This is Amendment No. 1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, which was originally filed without auditor review with the Securities and Exchange Commission on November 20, 2014.

Part I, Item 1 “Financial Statements” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-Q has been modified or revised in this Amendment No. 1 to reflect minor modifications. This financial statements contained herein have been reviewed by the Company’s auditor in compliance with the Securities Exchange Act of 1934.

This Amendment No. 1 does not modify or update disclosures presented in the original Form 10-Q, except as required to reflect the modifications discussed above. Amendment No. 1 speaks as of the original filing date of the Form 10-Q on November 20, 2014 and does not modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-Q, including any amendments to those filings.

AUTRIS

FOR THE FISCAL QUARTER ENDED

September 30, 2014

2

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

3

AUTRIS
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2014	2014
ASSETS
Current assets
Cash	$28,421	$65,424
Accounts receivable	8,534	23,251
Other Assets	2,200	-
Inventory	28,815	25,487
Total current assets	67,970	114,162

Fixed assets, net of accumulated depreciation	27,730	26,493

Total assets	$95,700	$140,655

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$101,712	$57,371
Accrued expense - related party	60,000	60,000
Accrued imputed interest - related party	3,228	1,904
Note payable, related party, net of discounts of $0 and $913	101,016	56,016
Total current liabilities	265,956	175,291

Stockholders' equity (deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 43,168,556 issued and outstanding at September 30, 2014 and June 30, 2014	43,169	43,169
Additional paid in capital	294,207	294,207
Common stock subscription receivable	(35,000)	(60,000)
Accumulated deficit	(472,632)	(312,012)
Total stockholders' equity (deficit)	(170,256)	(34,636)

Total liabilities and stockholders' equity (deficit)	$95,700	$140,655

See notes to unaudited consolidated financial statements.

AUTRIS
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	September 30,
	2014	2013
Revenue	$54,051	$406,925
Cost of revenue	47,989	260,725
Gross profit	6,062	146,200

Operating expenses
Professional fees	49,361	13,352
Depreciation	1,663	-
Travel	14,684	26,242
Research and development	-	30,035
Promotional and advertising	1,324	3,698
General and administrative	98,145	52,615
Total operating expenses	165,177	125,942

Loss from operations	(159,115)	20,258

Other income (expense)
Interest income	-	14
Interest expense	(1,505)	-
Total other income (expense)	(1,505)	14

Net loss	$(160,620)	$20,272

Net loss per common share	$(0.00)	$0.00

Weighted average shares outstanding	43,168,556	20,000,000

See notes to unaudited consolidated financial statements.

AUTRIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(160,620)	$20,272
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,663	1,518
Changes in operating assets and liabilities
Accounts receivable	14,717	84,153
Inventory	(3,328)	-
Other Assets	(2,200)
Accounts payable and accrued liabilities	44,341	8,000
Accrued imputed interest - related party	1,324	-
Net cash used in operating activities	(104,103)	113,943

Cash flows from investing activities
Purchase of equipment	(2,900)	(2,774)
Cash flows from investing activities	(2,900)	(2,774)

Cash flows from financing activities
Proceeds from notes payable - related party	56, 000	-
Payments on notes payable - related party	(11,000)	-
Payments received on common stock subscription receivable	25,000	-
Net cash provided by financing activities	70,000	-

Net change in cash	(37,003)	111,169
Cash at beginning of period	65,424	19,323
Cash at end of period	$28,421	$130,492

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activites:
Common stock issued for subscription receivable	$-	$60,000

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

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). At September 30, 2014 the entire $28,215 of inventory consisted of raw materials.

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

Reclassification

Certain accounts have been reclassified in the comparative prior year financial statements to conform to the current period presentation. Subscription receivable of $60,000 has been segregated from Common Stock and Additional Paid-In Capital at June 30, 2014 to conform to the September 30, 2014 balance sheet. Correspondingly, the number of shares outstanding has also been adjusted to reflect this distinction.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations for the three months ended September 30, 2014 of $160,620.  The Company’s net operating loss was primarily related to expenses incurred in connection with its merger activities. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

AUTRIS

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Fixed Assets

	September 30, 2014	June 30, 2014
Leasehold improvements	$2,795	$2,795
Computer and video equipment	11,265	11,265
Machinery	38,239	35,370
Furniture and equipment	5,091	5,091
Sub Total	$57,390	$54,521
Accumulated depreciation	(29,660)	(28,028)
Total	$27,730	$26,493

Note 5 – Related Party Transactions

During the three months ended September 30, 2014, the Company repaid outstanding loans from related parties totaling $11,000 and received advancements of $56,000. There was a total of $101,016 due to related parties as of September 30, 2014. The loans are non-interest bearing, due on demand and as such are included in current liabilities.

Note 6 – Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 75,000,000 shares of $0.001 par value common stock. The Company has no stock option plan, warrants or other dilutive securities.

During the three months ended September 30, 2014, the Company received $25,000 for shares issued in the prior year. As of September 30, 2014 $35,000 is remaining in common stock subscription receivable. This amount was received subsequent to September 30, 2014 before the financial statements were issued.

Note 7 – Subsequent Events

None Noted

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

For the Three Months ended September 30, 2014

For the three months ended September 30, 2014, operating expenses were $165,177, as compared to $125,942 for the three months ended September 30, 2013. The increase in operating expenses for the three month periods were primarily attributable to the increase in travel, promotional and marketing and general and administrative, the increase in professional fees primarily due to accounting and legal fees related to public company filing and reporting requirements.

For the three months ended September 30, 2014 and 2013, we incurred a net loss of $160,620 and net income of $20,272, respectively.

Liquidity and Capital Resources

As of September 30, 2014, our current assets were $67,970 and our current liabilities were $265,956, resulting in working capital deficit of $197,986. We have been funding our operations through the issuance of common stock for operating capital purposes.

Liquidity and Financial Condition

As of September 30, 2014, the Company had current assets of $67,970 and current liabilities of $265,956; and a cash balance of $28,421.

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

3

Operating Activities

For the three months ended September 30, 2014, net cash flows used in operating activities was $104,103 and was primarily attributable to our net loss of $160,620 adjusted for the add back by depreciation of $1,663 and offset by net changes in operating assets and liabilities of $54,854 due to an increase in accounts receivable of $14,717 a decrease in inventory of $3,328 and an increase in accounts payable and accrued expenses of $44,341 and increase in accrued imputed interest – related party of $1,324. For the three months ended September 30, 2013, net cash used by operating activities was $113,943 and was primarily attributable to our net income of $20,272 adjusted for the add back by depreciation of $1,518 and offset by net changes in operating assets and liabilities of $92,153 due to an decrease in accounts receivable of $84,153 and an increase in accounts payable and accrued expenses of $8,000.

Investing Activities

Net cash flows used in investing activities were $2,900 for the three months ended September 30, 2014 and compared to $2,774 for the nine months ended September 30, 2013.

Financing Activities

Net cash flows provided by financing activities were $70,000 for the three months ended September 30, 2014 resulting from the net proceeds received from the proceeds received from the notes payable related party of $56,000, repayments of notes payable related party of $11,000 and payments received on common stock receivable of $25,000. Net cash flows provided by financing activities for the three months ended September 30, 2013 was $0.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern in their audit opinion for the three months ended September 30, 2014. We estimate that based on current plans and assumptions, that our available cash is insufficient to satisfy our cash requirements for the next 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to provide working capital necessary for our ongoing operations and obligations for the next 12 months. As of September 30, 2014, we had $28,421 available in cash.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

4

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

AUTRIS

Date: January 14, 2015	/s/ Anand Derek Naidoo
Anand Derek Naidoo Chief Executive Officer

6