Form 10-Q
period 2014-12-31
AUTRIS
filed 2015-02-06
CIK 1441362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 43,168,556 shares of common stock as of February 3, 2015.

AUTRIS
FOR THE FISCAL QUARTER ENDED
December 31, 2014

INDEX TO FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

3

AUTRIS
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 30,	June 30,
	2014	2014
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$96,397	$65,424
Accounts receivable	22,731	23,251
Other assets	2,200	-
Inventory	68,885	25,487
Total current assets	190,213	114,162

Property and Equipment, net of accumulated depreciation	26,067	26,493

Total assets	$216,280	$140,655

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$115,276	$57,371
Accrued expense - related party	140,000	60,000
Accrued imputed interest - related party	4,551	1,904
Note payable, related party	93,208	56,016
Total current liabilities	353,035	175,291

Stockholders' (deficit)
Common stock, $0.001 par value; 75,000,000 shares
authorized; 43,168,556 issued and
outstanding at September 30, 2014 and June 30,
2014	43,169	43,169
Additional paid in capital	294,207	294,207
Common stock subscription receivable	0	(60,000)
Accumulated deficit	(474,131)	(312,012)
Total stockholders' (deficit)	(136,755)	-34,636

Total liabilities and stockholders' (deficit)	$216,280	$140,655

See notes to unaudited condensed consolidated financial statements.

AUTRIS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	December 31,		December 30,
	2014	2013	2014	2013
Revenue	$ 299,443	$ 189,137	$ 353,494	$ 581,726
Cost of revenue	122,755	122,686	170,744	359,235
Gross profit	176,688	66,451	182,750	222,491

Operating expenses
Professional fees	17,927	101,155	67,288	114,580
Depreciation	1,663	1,695	3,326	3,212
Travel	9,096	30,930	23,780	57,172
Research and development	24,230	-	24,230	30,035
Promotional and advertising	7,081	16,089	8,405	19,787
General and administrative	116,867	50,698	215,012	104,609
Total operating expenses	176,864	200,567	342,041	329,395

Loss from operations	(176)	(134,116)	(159,291)	(106,904)

Other income (expense)
Interest income	-	2	-	16
Interest expense	(1,323)	(819)	(2,828)	(819.00)
Total other income (expense)	(1,323)	(817)	(2,828)	(803)

Net loss	$ (1,499)	$ (134,933)	$ (162,119)	$ (107,707)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic and Diluted Weighted average shares outstanding	43,168,556	27,078,897	43,168,556	27,078,897

See notes to unaudited condensed consolidated financial statements.

AUTRIS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	December 31,
	2014	2013
Cash flows from operating activities
Net loss	$ (162,119)	$ (107,707)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,326	3,212
Amortization of debt discount	-	819
Shares issued for services	-	41,000
Expenses paid on behalf of the Company by a related party	14,000	-
Changes in operating assets and liabilities
Accounts receivable	520	72,185
Inventory	(43,398)	38,090
Other Assets	(2,200)	(150)
Accounts payable and accrued liabilities	57,905	(85,522)
Accrued expenses-related party	80,000	-
Accrued imputed interest - related party	2,647	-
Net cash used in operating activities	(49,319)	(38,073)

Cash flows from investing activities
Purchase of equipment	(2,900)	-
Cash flows from investing activities	(2,900)	-

Cash flows from financing activities
Cash acquired in merger	-	7
Proceeds from notes payable - related party	66,000	41,016
Payments on notes payable - related party	(42,808)	(9,865)
Proceeds from sale of stock	-	111,790
Payments received on common stock subscription receivable	60,000	-
Net cash provided by financing activities	83,192	142,948

Net change in cash	30,973	104,875
Cash at beginning of period	65,424	19,323
Cash at end of period	$ 96,397	$ 124,198

Supplemental cash flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities
Common stock issued for subscription receivable	$ -	$ 60,000

See notes to unaudited condensed consolidated financial statements.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three and six months ended December 31, 2014 are not necessarily indicative of results for the full fiscal year.

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

AUTRIS
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Principles of consolidation

For the period ended December 31 2014 and June 30, 2014, the consolidated financial statements include the accounts of NitroHeat, LLC and Autris. All significant intercompany balances and transactions have been eliminated. NitroHeat, LLC and Autris will be collectively referred herein to as the “Company”.

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2014.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). At December 31, 2014 inventories consisted of the following:

December 31, 2014
Raw Materials	$5,911
WIP	-
Finished Goods	62,974
Total	$68,885

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations for the six months ended December 31, 2014 of $159,291.  The Company’s net operating loss was primarily related to expenses incurred in connection with its merger activities. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

AUTRIS

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Property and Equipment

	December 31, 2014	June 30, 2014
Leasehold improvements	$2,795	$2,795
Computer and video equipment	11,265	11,265
Machinery	38,239	35,370
Furniture and equipment	5,091	5,091
Sub Total	$57,390	$54,521
Accumulated depreciation	(31,323)	(28,028)
Total	$26,067	$26,493
Depreciation expense	$3,326	$6,015

Note 5 – Related Party Transactions

During the six months ended December 31, 2014, the Company repaid outstanding loans from an officer of the Company totaling $42,808 and received advancements of $66,000. In addition, the same officer paid $14,000 of expenses on brhalf of the company. There was a total of $93,208 due to related parties as of December 31, 2014. The loans are non-interest bearing, due on demand and as such are included in current liabilities. The Company also has $140,000 due to a Company officer for compensation as of December 31, 2014.

Note 6 – Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 75,000,000 shares of $0.001 par value common stock. The Company has no stock option plan, warrants or other dilutive securities.

During the six months ended December 31, 2014, the Company received $60,000 for shares issued in the prior year. As of December 31, 2014 $0 is remaining in common stock subscription receivable.

Note 7 – Subsequent Events

Subsequent to December 31, 2014, we issued 1,600,000 shares of common stock to an officer of the Company for the $80,000 of accrued compensation.

Subsequent to December 31, 2014, the Company entered into a $6,000 convertible note with an exercise price of 80% of the 10-day average closing price of the Company’s stock leading up to conversion. The note bears interest at 12% per annum and is due January 19, 2017.  As additional consideration to this note, the Company issued a warrant to the lender. The warrant gives the lender the ability to purchase 60,000 shares of the Company’s common stock at an exercise price of $.10. The warrant expires January 2016.

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

4

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

For the Three Months ended December 31, 2014

For the three months ended December 31, 2014, operating expenses were $176,864 as compared to $200,567 for the three months ended December 31, 2013. The increase in operating expenses for the three month periods were primarily attributable to a decrease increase in professional fees, travel, promotional and marketing. Product development increased and general and administrative expenses increased   primarily due to increases in wage expense.

For the three months ended December 31, 2014 and 2013, we incurred a net loss of $1,499 and 134,933, respectively.

For the Six Months ended December 31, 2014

For the six months ended December 31, 2014, operating expenses were $342,041 as compared to $329,395 for the six months ended December 31, 2013. The increase in operating expenses for the six month periods were primarily attributable to an increase in general and administrative expenses increased   primarily due to increases in wage expense, which is partially offset by decreases in professional fees and travel.

For the six months ended December 31, 2014 and 2013, we incurred a net loss of $162,119 and $107,707, respectively.

Liquidity and Capital Resources

As of December 31, 2014, our current assets were $190,213 and our current liabilities were $353,035, resulting in working capital deficit of $162,822. We have been funding our operations through the issuance of common stock for operating capital purposes.

Liquidity and Financial Condition

As of December 31, 2014, the Company had current assets of $190,213 and current liabilities of $353,035; and a cash balance of $96,397.

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

Operating Activities

For the six months ended December 31, 2014, net cash flows used in operating activities was $49,319 and was primarily attributable to our net loss of $162,119 adjusted for the add back of depreciation of $3,326 and $14,000 of expenses paid on behalf of the Company by a related party.  This is offset by net changes in operating assets and liabilities of $95,474 due to an increase in accounts receivable of $520, a decrease in inventory of $43,398 an increase of $80,000 of  wage expense to a Company officer, an increase in accounts payable and accrued expenses of $57,904 and increase in accrued imputed interest - related party of $2,647. For the six months ended December 31, 2013, net cash used by operating activities was $38,023 and was primarily attributable to our net loss of $107,707 adjusted for the add back by depreciation of $3,212 and offset by net changes in operating assets and liabilities of $24,603 due to an  increase in accounts receivable of $72,815 and an increase inventory $38,9 and a decrease in accounts payable and accrued expenses of $85,522.

Investing Activities

Net cash flows used in investing activities was $2,900 for the six months ended December 31, 2014 and compared to $0 for the six months ended December 31, 2013.

Financing Activities

Net cash flows provided by financing activities were $83,192 for the six months ended December 31, 2014 resulting from the net proceeds received from a related-party of $66,000, repayments of notes payable related party of $42,808 and payments received on common stock receivable of $60,000.

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

We presently have no other alternative source of working capital. We may not have sufficient working capital to provide working capital necessary for our ongoing operations and obligations for the next 12 months. As of December 31, 2014, we had $96,397 available in cash.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

This Item is not applicable.

Item 5. Other Information

6

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

AUTRIS

Date: February 3, 2015	/s/ Anand Derek Naidoo
Anand Derek Naidoo Chief Executive Officer

8